Form 10KSB
period 2006-12-31
Find the World Interactive, Inc.
filed 2007-03-30
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 333-134287

FIND THE WORLD INTERACTIVE, INC.

(name of registrant as specified in its charter)

DELAWARE	59-253 9657
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
5449 Carnaby Place Sechelt, B.C.	V0N 3A7
(Address of principal executive offices)	(Zip Code)

(604) 740-6302

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

State issuer’s revenues for its most recent fiscal year: $0.

As of March 31, 2007, there were 4,600,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

click here for printer-friendly PDF version

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein.

Item 1.

Business

Overview

Find The World Interactive, Inc. (FTW) is an Internet company that develops Community Internet Portals.  With simple, secure, real time commerce and strong brand advertising, FTW’s goal is to become a recognized part of the Internet landscape at the community level.

FTW has categorized each community portal to fit into a four-tiered management system:

1.

National (T1)

2.

Regional (T2)

3.

Major community (T3)

4.

Minor community (T4).

FTW has entered the marketplace by establishing Corporate Pilot Communities that will form the basis for marketing the franchise at each Tier.  Entrepreneurs will be sought to invest in a franchise for their community and operate a community portal that will tie into regional corporate sites.  Off-line media partners will provide both content and visibility in exchange for revenue generating opportunities within the Regional (T2) sites, which will support the community portals. At present FTW is established in one T3 community, namely www.findwhistler.com .

With a strong focus on interaction and commerce, FTW will be able to offer every business, group or association a relevant and informative Community Portal.  Along with business interests being served, arts and culture and travel interests will share space with community classifieds, local issues and events.  This grassroots approach will ensure a quality environment that both shares information, and builds on its own momentum to become a significant presence at both the macro and micro market levels.

Market Organization Chart

Ultimately, our business goal is for FTW to become a ‘knowledge hub’ for Internet users who are interested in other parts of the world and want a secure and exciting way of accessing and learning about our multi-tiered communities.

Franchises

For a series of fees we will provide an internet-based community franchisee a turn-key, back-end Internet model for communities. The franchise support is ongoing and includes services such as site customizations, webmaster services, production services, accounting services.   The software provides basic services, technical and administrative support, online training for webmasters and clients, marketing materials; sales strategies; marketing support, links to broader community sites; bookkeeping services; and content agreements and a recognized  brand for advertising, i.e. “www.find”_____”.com.”

Content

FTW communities will provide a broad range of timely published content including articles, advertisements, current and upcoming events, travel information (maps, weather reports), and vendor information consistent with the distinctive focus of each community.

As an example, information about Whistler found at www.findwhistler.com includes arts & culture, entertainment, real estate, restaurants, lodging, snow conditions, transportation needs, maps, event calendar  etc.  Content is updated daily, weekly, monthly and annually, depending on whether it is for community calendar purposes through to contact information for businesses upon their renewal dates.  Premium clients have the ability to manage their own information, which also allows for reduced customer service requirements.

The content for the site will be obtained through partnerships, featured journalists, and from content providers.

-

Partnerships - Content will be obtained through partnerships with local magazines, community papers, tourism associations, business associations and community groups.

-

Journalists and special contributors– features, reports and opinions will be requested from journalists within the communities and shared within the network where applicable.

-

Clients - some clients will be given the ability to provide content with stories of interest

-

Content will be procured from providers, such as Pacific Northwest Best Places, Lets Go etc.

The web sites will be managed by web-masters within each community. The web-masters will be responsible for promoting and managing the content, commerce, listings etc. within their site. All worker relations are on an independent contract basis.  The user-friendly content management system allows content to be updated by both webmasters as well as individual clients, thus allowing content to remain current and relevant.

E-commerce

E-commerce opportunities exist dynamically throughout the system.  E-commerce opportunities are present from online registration and payment for businesses, the delivery of online products and services  and  the opportunity to integrate reservation software.  The intention of each franchise and region is to create practical and sustainable revenue streams to clients at every level and to utilize the FTW network to create efficiencies that would not otherwise be available to a simple and one-off community site.

Branded Communities

FTW will establish a collective brand and niche for tiered community internet portals that provide highly qualified traffic and links to each business community.  FTW will also develop national top tier sites that will drive traffic directly through to community websites. Ultimately, FTW will develop an International site that provides easy access to its network of strong national, regional and local franchise sites.

Each of the communities will be independent, but integrated with FTW.   Building on the success of the existing sites and businesses, the Find The World brand will become a recognizable and trusted network of community-based enterprises with solid benefits for site visitors and businesses alike.

Each community will be sold and marketed under the FTW brand, providing individual communities with:

-

Superior technology platforms and integrated systems

-

A corporate identity on the Internet;

-

A corporate identity within the community;

-

Online traffic and strategies;

-

Substantially reduced costs;

-

Technical support and training for both webmasters and clients;

-

Partnership programs.

Tier 1 National Franchise

A Tier 1 is at the national level for example findCANADA.com.  It is the holding company for the country and grand parent of Tier 2 (T2), Tier 3 (T3) and Tier 4 (T4).

Tier 2 Franchise (State or provincial level)

British Columbia is a province of Canada. Find British Columbia (FindBC) would be an example of a branded regional T2 community web-site within the company. Within FindBC you will be able to obtain information such as interactive tourism and entertainment content on major centers such as Vancouver, Whistler and Victoria - represented in T3 communities.

The T2 Franchise will include the responsibility of marketing and supporting the T3 (cities and regional communities) and T4 (local centers such as Whistler, BC). Each Tier 2 Franchisee has the rights to their corresponding territory for the establishment of Tier 3 and 4 franchises in its region.

Tier 3 and 4 Franchises

T3 and T4 franchises will have the opportunity to develop a community portal that provides information services and links to government, business and associations.  Each franchisee will solicit its business community to both list and advertise on the community portal as will as be provided the software and support to deliver timely and practical internet services, including: design, development and search engine optimization.

Tier 3  Cities and Regional Communities

At present FTW is established in one T3 community, namely www.findwhistler.com. The level of economic potential for Whistler is closer to a typical T3 community, even though the population would have ordinarily meant a T4 community.

Over the past three years, the company participated in the development of FindWhistler Interactive Inc., with Gordon Clayton managing and coordinating the continued development of this community portal.  FTW has gained valuable experienced from the development of this first independent community franchise.

In the course of developing FindWhistler, the Resort Municipality of Whistler (RMOW) bought 50% of the franchise interest.  FindWhistler works with the RMOW in providing “way-finding” services such as hard copy maps, electronic information kiosks, daily and monthly community and event coordination all of which utilize the company’s technology package. FindWhistler as an integrated part of Whistler, a British Columbia resort community, is well positioned for the approaching 2010 Winter Olympics in Vancouver and Whistler to provide a potent opportunity to bring awareness of the FTW business opportunity to a global audience.  Revenues for FindWhistler were near $250,000 (Can. Funds) in 2005 and FindWhistler is currently enjoying an increase in both sales and profits.

Tier 4   Smaller local centers.

Examples are Powell River and Port Douglas which are smaller cities in British Columbia.

Licensing Strategy

Each community franchise will have the license to use the FTW name and to offer the FTW business services to its territory.

Marketing and Sales

FTW will develop its sales and marketing efforts through the success of it communities and qualified traffic.

Marketing Strategy

The company marketing philosophy is to promote the FTW BRAND name through its existing franchise communities, as well as other online options.  Online advertising is considered most suitable due to the inherently qualified audience, as well as the broader reach at lower costs.

-

FindWhistler – Utilizing the existing www.findwhistler.com website, a substantial international audience will be exposed to the company’s business opportunity for their own communities.  FindWhistler currently experiences over 1700 users per day from all over the world.

-

Online newsgroups – There are thousands of newsgroups related to business opportunities that we will post our franchise opportunity.

-

Online advertising – Franchise opportunity sites, online classifieds reciprocal link strategies will be employed

-

Global Franchise site – The company will create a highly optimized website to compete on various business opportunity keywords.

Sales Strategy

FTW has been developing www.findwhistler.com to showcase what a community internet portal is and what services it provides.  Through online advertising and prospecting, we will identify potential candidates that are either currently active in the industry, or parties that are interested in establishing an internet portal for their community.

FTW has developed marketing materials designed to inform potential candidates about the opportunity and Turn-key software with marketing and administrative support will be offered to interested parties.

Sales Model

Sales model involves developing the community content, customer loyalty, and transaction offerings.

-

Content - generated to suit the customer by being specific to a particular community. The content attractiveness drives customers to interact within the active community.

-

Customer Loyalty - loyalty will be a key variable in driving customer turnover and usage rates. FTW will promote relationships with its customers, making them loyal to the community, resulting in community participation.

-

Transaction Offerings - with the rollout of the communities, and the expansion of the range of products and services offered, more customers are likely to develop a greater willingness to engage in on-line transactions.  More product and service offerings will lead to increased transactional activity.  More transactional activity will in turn develop even more offerings, and ultimately to increased revenues for FTW.

RISK FACTORS

Our ability to implement our business strategy and achieve the intended operating results is subject to a number of risk and uncertainties, including the ones identified below, and additional risks not currently known to us or that we currently believe are immaterial.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $30,955 (since inception to December 31, 2005) to $46,178 (since inception to December 31, 2006).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  We are a development stage company that has generated limited revenues. We have only generated $5,253 in revenues and we have incurred a net loss of $30,955 as of December 31, 2005 and a net loss of $46,178 as at December 31, 2006.  If we cannot generate sufficient sales from the sale of our products, we may not be able to implement our business plan and may be forced to cease our business activities.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We have no significant assets or financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history of marketing our services to the public over the Internet, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

THE FACT THAT WE HAVE ONLY GENERATED LIMITED REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, AS INDICATED IN OUR INDEPENDENT AUDITORS’ REPORT IN CONNECTION WITH CONSOLIDATED FINANCIAL STATEMENTS.

We have generated limited revenues of $5,253 since our inception on August 28, 2000 and we have had minimal revenues over the past three years. Since we are still in the early stages of developing our company and because of the lack of operating history at December 31, 2006, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and service gain significant popularity. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in the sale and development of our community portals. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the year end December 31, 2006.

WE WILL REQUIRE FINANCING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FINANCING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO SLOW DOWN OUR EXPANSION OF OPERATIONS.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant.

We estimate that we will need from $77,000 (see Management’s Discussion and Analysis of Financial Condition or Results of Operations) to continue operations over the next twelve months in order to implement our strategy. No assurance can be given that the additional funds required to significantly expand our operations will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

WE WILL REQUIRE ADDITIONAL FINANCING WHICH MAY REQUIRE THE ISSUANCE OF ADDITIONAL SHARES WHICH WOULD DILUTE THE OWNERSHIP HELD BY OUR SHAREHOLDERS

We will need to raise funds through either debt or sale of our shares in order to achieve our business goals. Although there are no present plans, agreements, commitments or undertakings with respect to the sale of additional shares or securities convertible into any such shares by us, any shares issued would further dilute the percentage ownership held by the stockholders.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF GORDON CLAYTON, OUR SOLE OFFICER AND DIRECTOR. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Gordon Clayton, our sole officer and director. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT AND HIRE KEY PERSONNEL. OUR INABILITY TO HIRE QUALIFIED INDIVIDUALS WILL NEGATIVELY AFFECT OUR BUSINESS, AND WE WILL NOT BE ABLE TO IMPLEMENT OR EXPAND OUR BUSINESS PLAN.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees with internet experience. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel, which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

AS AN INTERNET COMPANY, WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND ANY FAILURE TO TIMELY IMPLEMENT OUR BUSINESS PLAN COULD DIMINISH OR SUSPEND OUR DEVELOPMENT AND POSSIBLY CEASE OUR OPERATIONS.

The online community industry is highly competitive and has few barriers to entry. Our main competitors include community online newspapers, existing community portal sites and online directory companies, such as the Yellow Pages. We can provide no assurance that additional competitors will not enter and setup online community portals. There are numerous other companies that currently offer similar services that have established user bases that are significantly larger than ours, and that have access to greater capital. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our web site and become profitable.

IF WE ARE UNABLE TO ESTABLISH A LARGE USER BASE WE MAY HAVE DIFFICULTY ATTRACTING ADVERTISERS TO OUR WEB SITE, WHICH WILL HINDER OUR ABILITY TO GENERATE ADVERTISING REVENUES, WHICH MAY AFFECT OUR ABILITY TO EXPAND OUR BUSINESS OPERATIONS AND OUR USER BASE.

An integral part of our business plan and marketing strategy requires us to establish a large internet user base by selling several community franchises. We will only be able to attract advertisers to our network of web sites and begin to generate significant advertising revenues if we can obtain a large enough audience to compete with other media services. If for any reason our portals are ineffective at attracting site visitors or if we are unable to continue to develop and update our web site to keep community interests satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

In order to implement our business plan, we will require success in attracting entrepreneurs to invest in our software and support services.  We will also require that those community portals are successful in terms of attracting an advertising and listing base.  If we are not able to attract potential franchisees or if our pilot communities are not able to secure a significant advertising base, we will be forced to suspend and eventually cease our business activities.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE FAIL TO DEVELOP AND MARKET NEW TECHNOLOGIES RAPIDLY, WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

The internet industry is characterized by rapid technological change that could render our existing web site and technology obsolete. The development of our web sites entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our web site to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

IF WE ARE UNABLE TO PROTECT AND PURCHASE INTERNET DOMAIN NAMES UNDER OUR BRAND NAME, OUR EFFORTS TO INCREASE PUBLIC RECOGNITION OF OUR BRAND MAY BE IMPAIRED.

Our market strategy and branding is based on developing a recognized brand for the company using internet domain names under “www.find“_____”.com.”   The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in Canada and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all communities in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to our domain names, and infringing upon or otherwise decreasing the value of any future trademarks or other proprietary rights that we may develop. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

BECAUSE WE DO MOT HAVE SUFFICIENT INSURANCE TO COVER OUR BUSINESS LOSSES, WE MIGHT HAVE UNINSURED LOSSSES, INCREASING THE POSSIBILITY THAT YOU WOULD LOOSE YOUR INVESTMENT

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could loose their entire investment.

BECAUSE WE CAN ISSUE ADDITIONAL COMMON SHARES, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 10,000,000 common shares, of which 4,600,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

SINCE OUR OFFICERS AND DIRECTORS RESIDE OUTSIDE OF THE UNITED STATES, IT MAY BE DIFFICULT, IF NOT IMPOSSIBLE, FOR AN INVESTOR TO ENFORCE A JUDGMENT FROM A UNITED STATES COURT BASED ON UNITED STATES LAW IN A CANADIAN COURT AGAINST US OR OUR OFFICERS OR DIRECTORS.

Our directors and officers reside in Canada.  Because all or a substantial portion of our assets and the assets of these persons are located outside the United States, it may be difficult for an investor to sue, for any reason, us or any of our directors or officers outside the United States.  If an investor was able to obtain a judgment against us or any of our directors or officers in a United States court based on United States securities laws or other reasons, it may be difficult, if not impossible, to enforce such judgment in Canada.

We have been advised by our Canadian counsel that there is doubt as to the enforceability, in original actions in Canadian courts, of liability based upon the United States Federal securities laws and as to the enforceability in Canadian courts of judgments of United States courts obtained in actions based upon the civil liability provisions of the United States Federal securities laws.  Therefore, it may not be possible to enforce those actions against us or any of our directors or officers.

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on any exchange or quotation system, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand out business operations.

Competition

FTW’s main competition is from stand-alone websites in each community, as well as independent contractors that provide various technical support and services.  There is not, as of yet, a business model that reflects the level of grassroots traffic and business support that FTW is developing.

Regulation

Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like ours. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of its shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading in our securities. We will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

Employees

We have no employees and we have only one officer, who is also the sole director of the Company. It is not expected that we will have any full-time or other employees except as a result of completing a combination.

Item 2.

Properties

Our offices are located at 5449 Carnaby Place, Sechelt, B.C., V0N 3A7. We are currently being provided with space at this location by Mr. Gordon Clayton our CEO and Director, at no charge to the company. We believe that this space is sufficient and adequate to operate our current business.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the year ended December 31, 2006.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There has not been and there is currently no trading market for our shares of common stock.  None of the shares have ever traded.  Management has not discussed market making with any market maker or broker dealer.  We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

The company has no outstanding options or warrants to purchase its common shares or securities convertible into common shares of the Company.

Market Price

Our common stock is not quoted at the present time.  The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

*

That a broker or dealer approve a person's account for transactions in penny stocks; and

*

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must

*

Obtain financial information and investment experience and objectives of the person; and

*

Make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form,

*

Sets forth the basis on which the broker or dealer made the suitability determination; and

*

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

1,824,490 of our issued and outstanding common shares owned by non-affiliates are eligible for sale pursuant to Rule 144 under the Securities Act of 1933.  Rule 144, as currently in effect, allows a non-affiliated person who has beneficially owned shares of a company's common stock for at least one year to sell within any three month period a number of shares that does not exceed the greater of:

(1)

1% of the number of shares of the subject company's common stock then outstanding which, in our case, will equal approximately 46,000 shares as of the date of this registration statement; or

(2)

The average weekly trading volume of the subject company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the subject company.

Under Rule 144(k), a person who is not one of the subject company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this registration statement, persons who are our affiliates hold 2,775,500 shares that may be sold pursuant to Rule 144 after two years from the date of purchase.  Accordingly, Rule 144 applies to the 2,775,500 shares except for subparagraph (k) of Rule 144 which does not apply to affiliate shares as described in the preceding paragraph.  All shares owned by affiliates will continue to be subject to the resale limitations imposed by Rule 144 for so long as the shareholder remains an affiliate of our company.  Three months after such persons cease to be affiliates of our company; sales may be made after the two year period from the issue date without 144 limitations under Rule 144(k).

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the reporting period from January 1, 2006 to December 31, 2006.

Equity Compensation Plan Information

As at March 31, 2006, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.

Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward-looking statements are set forth in "Management's Discussion and Analysis of Financial condition and Results of Operations".

Overview and Future Plan of Operations

The company is currently establishing its service agreements with its first pilot community portal, Find Whistler Interactive Inc. (FW), which will provide a revenue source and part of the investment capital required to expand the administrative infrastructure necessary to support the network.  It is likely that additional investments will be required to launch pilot sites over the next 12 months to utilize the capacity that will be created by the pending service agreements with FW. Office requirements will grow in relationship with increased activity and expanded office facilities will be needed to fulfill any such growth.

Future Operations

Management projects that we will require a minimum of $77,000 to fund our operating expenditures for the next twelve month period.  Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period:

Marketing	$32,000 (1)
General and Administrative	$9,000 (2)
Legal and Accounting	$14,000 (3)
Consulting Services	$12,000 (4)
Assets	$5,000 (5)
Working Capital	$5,000
Total	$77,000

Our focus will to be to continue the development of our community products and services by focusing on FTW over the next 12 months, so that FTW can be used as a reference model to be sold into other targeted communities. Investments are also being planned for the development of pilot sites for the City of Vancouver, BC, and the Province of British Columbia in 2007. These two pilot sites will provide needed revenue streams and bring broader awareness to the business opportunity we are developing.  Franchise marketing will begin in conjunction with the launch of these pilots

(1)  Marketing

Our proposed marketing activities for the next twelve month period include:

1.

Developing marketing materials and content for the proposed two new pilot communities. We anticipate the cost of marketing material and content for two new pilot communities to be $10000.

2.

Developing training modules and marketing packages associated with selling community portals. We will need to develop training materials detailing the daily operations of a community portal. The training materials will include operating, marketing and sales procedures. Marketing materials for the community portal to promote there products and services will also need to be developed. We anticipate the training modules and marketing packages to cost $8000.

3.

Online marketing targeting new franchise opportunities. We intend to market our product and services to franchise opportunity sites and implement reciprocal link strategies with online classified sites. We anticipate online marketing targeting new franchise opportunities to cost $6000.

4.

Redesign of our website www.findtheworld.net to advertise our products and services and incorporate new and unique tools to benefit all aspects of our developing business. We anticipate the redesign of our website to cost $4000.

5.

Advertising franchise opportunities in trade magazines. We plan to purchase advertising space to promote our products and services. We anticipate advertising in trade magazines to cost $4000.

(2)  General and Administration

General and administration costs include personnel costs, office, and miscellaneous expenses. These costs are estimated to be between $750 per month for the next twelve months. These costs will increase as more communities are added.

(3) Legal and Accounting

We estimate that $10,000 in legal and audit expenses will be required for the listing and $4,000 will be required in 2007 after the listing.

(4) Consulting Services

An independent contractor will be hired to assist with rollout of the two pilot communities in 2007, providing technical and marketing services at a cost estimated of $12,000. Once the revenue of the two new pilot communities can support the hiring of two employees, one technical and one accounting resource will be recruited in a phased approach to assist in areas of the operation that directly support revenue streams and service agreements.  As these two functions become efficient and as the cash flow will allow, sales and marketing contracts will be pursued to fulfill sales for both the pilot sites as well as the marketing of franchises.

(5) Purchase or Sale of Assets

We anticipate that we will spend $5,000 in the next twelve months on the purchase of computer hardware and software to support our ongoing operations. The hardware and software is not unique and can be purchased “off the shelf”.

THE COMPANY HAS INSUFFICIENT FUNDS TO CARRY OUT ITS BUSINESS PLAN AND REQUIRES SUBSTANTIAL ADDITIONAL FINANCING IN THE ORDER OF $77,000 IN ORDER TO CARRY OUT ITS PLANS BEFORE THE COMPANY IS ABLE TO ACHIEVE REVENUES FROM ITS OPERATIONS ADEQUATE TO MEET ITS EXPENSES AND PROVIDE A PROFIT.  THERE CAN BE NO ASSURANCE THAT FINANCING WILL BE AVAILABLE TO THE COMPANY OR THAT IF AVAILABLE THE TERMS WILL BE ACCEPTABLE TO THE COMPANY. IF THE COMPANY IS NOT ABLE TO OBTAIN ADDITIONAL FINANCING IT WILL BE REQUIRED TO SCALE BACK OPERATIONS OR TO ENTIRELY CEASE ITS OPERATIONS. SEE “RISK FACTORS”.

Franchising

Franchising is considered a future primary revenue stream, although the value of these franchises will be determined by various market factors like size of market and competition in marketplace which the franchise operates in.  Franchises offer short term revenue and long term service contracts.

It is anticipated that in the coming fiscal year, a franchise of the company, Find Whistler Interactive Inc. (FW) will be able to show a profit based increased sales revenues. While FW is not expected to provide the company with a positive cash flow, it will allow the company to gain experience in supporting franchises. This process will also identify the level of revenue generated from a franchise and required costs associated with providing services by the company to a particular franchise.

The 2010 Vancouver Olympics brings a unique opportunity for us to springboard awareness of our business opportunity and services to a global audience.  Through its pilot community portal www.findwhistler.com, we think there is an anticipated international audience of 5 million internet site visitors who are going to be exposed to the franchise opportunity.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues:  Revenues generated since inception to December 31, 2005 were $5,523 largely due to advertising and promotions initiatives. No revenues were generated for the year end December 31, 2006.

Operating Expenses:  Since inception to December 31, 2006, significant expenses incurred were for consulting fees of $21,039 and accounting and Legal Fees of $20,503. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees.  No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2006 the operating expense of  $15,523 were largely due to office and administrative expenses with Accounting and legal fees of $13,095 and Office and miscellaneous of $1,805.

Net Loss:  Cumulative net loss since inception to December 31, 2006 is $53,080. The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $15,523 for the year end December 31, 2006 largely due to Accounting and legal fees.

Liquidity and Capital Resources

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations.

As at year end December 31, 2006, the Company has not yet achieved profitable operations, has had accumulated losses of $53,080, since its inception, has a working capital deficiency of $15,416 and expects to incur further losses in the development of its business. Our cash on hand as at December 31, 2006 was $333.

We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and enable limited expansion of our community products and services. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year end December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our company for the next twelve months are primarily dependent upon the financial support through credit facilities of our director and additional private placements of our equity securities to our director and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Our company has determined that we may not have sufficient working capital for the next twelve month period and has the intention to pursue such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies". Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on our financial position, as its currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect that adopting FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively. Management does not expect that the adoption of SFAS No. 157 will impact the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an assets or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through and adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial positions, which limited exceptions. Management does not expect that the adoption of SFAS No. 158 will have an impact on its financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No. 108 will have a material effect on the Company’s consolidated financial statements.

Item 7.

Financial Statements

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

Report of Registered Independent Public Accountants

To the Board of Directors and Stockholders,

Find the World Interactive Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Find the World Interactive Inc. (the “Company”) (A Development Stage Company) as of December 31, 2006 and the related statements of operations, cash flows and stockholders’ deficiency for the years ended December 31, 2006 and 2005 and for the period August 28, 2000 (Date of Inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Find the World Interactive Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period August 28, 2000 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  Management plans in regard to their planned financing and other matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bellevue, Washington
March 7, 2007

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2006

(Stated in US Dollars)

ASSETS	2006

Current
Cash	$333

Current
Advance payable – Note 6	3,432
Accounts payable	1,456
Due to related parties – Note 5	10,861

15,749

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600
Additional paid-in capital	33,064
Deficit accumulated during the development stage	(46,178)
Cumulative effect of foreign exchange	(6,902)

(15,416)

Total liabilities and stockholders’ deficiency	$333

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2006 and 2005

and the period August 28, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Years ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Revenues	$ -	$ -	$ 5,253

Expenses
Accounting and legal fees	13,095	6,131	20,503
Advertising and promotions	-	381	1,790
Bank charges and interest	149	52	599
Consulting fees	-	-	21,039
Foreign exchange	164	(103)	61
Office and miscellaneous	1,815	206	7,439

Net loss for the period	(15,223)	(6,667)	(46,178)

Foreign currency translation adjustment	459	(726)	(6,902)

Comprehensive loss for the period	$ (14,764)	$ (7,393)	$ (53,080)

Basic and diluted loss per share	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	4,600,000	781,386

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2006 and 2005

and the period August 28, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Years ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Cash flows used in operating activities
Net loss for the period	$ (15,223)	$ (6,667)	$ (46,178)
Add (deduct) items not affecting cash:
Common shares for payables for expenses		33,414	33,413
Decrease in accounts payable	219	1,237	1,456

	(15,004)	27,984	(44,722)

Cash flows from financing activities
Advance payable	3,432	-	3,432
Common shares issued for cash	-	4,250	4,251
Advances from related parties	10,861	(30,921)	10,861

	14,293	(26,671)	18,544

Cumulative effect of foreign exchange	459	(727)	(6,902)

Increase in cash during the period	(252)	585	333

Cash, beginning of the period	585	-	-

Cash, end of the period	$ 333	$ 585	$ 333

Interest and taxes paid	$0.00	$0.00	$0.00

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period August 28, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development Stage	Foreign Exchange
	Number	Par Value	Capital			Total

Capital stock issued for services	20	$1	$-	$-	$-	$1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1

Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12

Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82

Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)

Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)
Shares issued for cash at $0.001 per share	1,800,000	1,800		-	-	1,800
Shares issued for cash at $.10 per share	24,500	24	2,426			2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638			33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	$4,600	$33,064	$(46,178)	$(6,902)	$(15,416)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Note 1

Organization and Business

Find the World Interactive Inc. (the “Company”) was incorporated in the State of Delaware, United States of America, on August 28, 2000 for the purpose of developing online internet community portals.  The company has developed one internet community portal called www.findwhistler.com in Whistler, British Columbia, Canada.  The Company is in the development stage and has December 31 year end.

Note 2

Summary of Significant Accounting Policies

The following summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.   The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.   These accounting policies conform to accounting principles generally accepted in the Unites States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment.  Actual results may vary from these estimates. Significant estimate include the valuation of common shares issued to officers and directors during 2005.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At December 31, 2006, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon raising sufficient funds in the short term to meet its existing obligations and pay its business liabilities as they arise, and to generate profitable operations in the future.

Management’s plans to address these concerns include continuing to obtain additional funds from related parties borrowings and through issuing its common shares equity, and pursuing its plan to become profitable through following its business plan in establishing online community internet portals.

There is no assurance of additional funding being available through these means or the establishment of profitable operations.

Realization values may be substantially different from carrying values as shown. Adjustments have not been made that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern, which, if made, would have an adverse impact on the Company’s financial condition.

Development Stage Company

The Company has not generated significant revenues from operations and is therefore considered to be a development stage company as defined in Statement of Financial Accounting Standards (“FAS”) No. 7.  As a result, cumulative amounts for the statements of operations and cash flows are included from the date of inception, August 28, 2000.

Revenue Recognition

The Company recognizes revenue when it is earned, a contract exists, services have been provided and collection is reasonably assured.  On service contracts having a term greater than one year, revenue is considered to be earned evenly over the life of the contract.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Provision for Taxes

Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes. "  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against deferred tax assets since management cannot determine that the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such as asset.

Basic Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the periods.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable, and due to related parties approximate their fair values due to the short-term maturity of such instruments.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company uses the United States dollar as its reporting currency in accordance with the FAS No. 52 “Foreign Currency Translation”.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates.

Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the cumulative effect of foreign exchange account in Stockholder’s Deficiency.

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has not affected the Company's accumulated deficit or net losses presented.

Cash and Cash Equivalents

Cash and liquid debt instruments purchased with a remaining maturity of three months or less are considered cash for financial reporting purposes.

Note 3

Deferred Tax Assets

At December 31, 2006, the Company had a net operating loss available to offset future taxable income of about $15,000. Management is unable to determine that it is more likely than not that the Company will generate profitable operations to benefit from the deferred tax aspect of its income tax loss carryforwards and has fully an allowed for the deferred tax asset so that no value is reflected in the financial statements regardless of their time of expiration.

Note 4

Related Party Transactions

Amounts due to related parties consist of advances from a director and a significant stockholder, are unsecured, non-interest bearing and have no specific terms for repayment.

During 2005, the Company exchanged $33,413 of payables due to the Company’s president and a major shareholder for 2,775,480 shares of the Company’s common stock. These payables related to payment for expenses on behalf of the Company.

Note 5

Advance Payable

The Advanced payable is unsecured, non-interest bearing demand loan.

Note 6

Net Operating Loss Carryforward

At December 31, 2006, the Company had an estimated net operating loss (NOL) carryforward of approximately $15,000, adjusted for related party payables and certain other non deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2024. Because manage ment is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at December 31, 2005 to reduce the tax benefit asset value to zero.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

FIND THE WORLD INTERATCIVE, INC.(the “Registrant”) has engaged new auditors as its independent accountants to audit its financial statements. The Registrant’s board of directors dismissed the former auditors and approved the change of auditors to Jorgensen & Co., Certified Public Accountants effective on February 14, 2007.

During the years ended December 31, 2004, December 31, 2005 and for the nine month period ended September 30, 2006, and for the period January 1, 2006 to February 13, 2007, there were no disagreements with the Registrant's former accountants, Amisano Hanson, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8a.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Our directors and officers, as of December 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The below named officers and directors were in their respective positions as of December 31, 2006.

NAME	AGE	POSITION

Gordon Clayton	42	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Gordon Clayton is the founding member of Find The World Interactive, Inc.  He has established a track record with consistent accomplishments throughout his career in Canada. He has been involved in business management for over 20 years.  Gordon has extensive experience with all aspects of planning, managing, and coordinating a business.  Gordon’s experience includes retail operations, contract management, internet services and real estate development.

Gordon has been responsible for a myriad of events and productions.  His entrepreneurial skills and reputation earned him a place in the 1998 International Who's Who.  Gordon has been very involved in community projects, and was a founding Director on the Sunshine Coast Recreation Commission in British Columbia.  He was the co-producer and founding Director of the Sunshine Coast Tourism Association. He was personally responsible for the creation of the 1998 Sunshine Coast Tourism Conference, and has sat as a director for two years on the District of Sechelt Chamber of Commerce, British Columbia.

Mr. Clayton is not director of any other reporting company.

Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions

Board and Committee Meetings

The Board of Directors of the Company held informal meetings during the year ended December 31, 2006. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2006 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal years 2005 and 2006, there were informal meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We are in the process of preparing a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2006. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10.

Executive Compensation

No compensation has been awarded to, earned by or paid to our officer and director since our inception.  Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations.   Further, our officer and director is not accruing any compensation pursuant to any agreement with us.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gordon Clayton President, C.E.O., C.F.O., Secretary and Director	2004 2005 2006	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Director

We reimburse our director for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

We have no formal plan for compensating our director for  service in the capacity as director, although such director is expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Gordon Clayton Director 5449 Carnaby Place Sechelt, B.C. V0N 3A7	839,555 shares Direct Ownership	18.66%
Common	Ian Heathcote 6775 West Boulevard, Vancouver, B.C. V6P 5R8	2,135,945 shares Direct Ownership	47.47%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.

Certain Relationships and Related Transactions

Premises

During 2005 and 2006, our CEO provided office space for the Company at no charge.

Amounts Due From Affiliate

 None.

Settlement of Note Receivable and Note Payable to Related Party

During 2005, the Company exchanged 2,775,480 shares of its common stock for $33,413 of debt owed to the Company’s CEO and to a major shareholder. Also, as of December 31, 2006, $10,861 was owed to related parties.

Promissory Notes

None.

Item 13.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 19, 2006, File No. 333-134287.)

3.2	Bylaws (Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 19, 2006, File No. 333-134287.)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gordon Clayton

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

(b) Reports on Form 8-K.

The Company filed a Form 8-K with the Commission on February 16, 2007 discussing the change in independent accountants from Amisano Hanson to Jorgensen & Co.

Item 14.

 Principal Accountant Fees and Services

The Company’s board of directors dismissed the former auditors and approved the change of auditors to Jorgensen & Co., Certified Public Accountants effective on February 14, 2007.

During the years ended December 31, 2004, December 31, 2005 and for the nine month period ended September 30, 2006, there were no disagreements with the Registrant's former accountants, Amisano Hanson, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

We do not use Jorgensen & Co for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Jorgensen & Co to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Jorgensen & Co. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee (which consists of our entire board of directors); or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Jorgensen & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Jorgensen & Co. independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIND THE WORLD INTERATCIVE,INC.

Dated: March 30, 2007	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2007	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)