Form 10QSB
period 2007-03-31
Find the World Interactive, Inc.
filed 2007-05-15
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to  __________

COMMISSION FILE NUMBER  333-134287

FIND THE WORLD INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

59-253 9657

(I.R.S. Employer Identification Number)

5449 Carnaby Place
Sechelt, B.C.

V0N 3A7

(Address of principal executive offices)

(604) 740-6302

(Registrant’s telephone number, including area code)

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

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-QSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis or Plan of Operation” and under the caption “Risk Factors” included herein.

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

March 31, 2007 and December 31,2006

(Stated in US Dollars)

ASSETS	March 31,	December 31
	2007	2006

Current
Cash	$338	333

Current
Advance payable – Note 6	6,865	3,432
Accounts payable	5,000	1,456
Due to related parties – Note 5	16,793	10,861

	28,658	15,749

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600	4,600
Additional paid-in capital	33,064	33,064
Deficit accumulated during the development stage	(59,062)	(46,178)
Cumulative effect of foreign exchange	(6,921)	(6,902)

	(28,320)	(15,416)

Total liabilities and stockholders’ deficiency	$338	333

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

for the three months ended March 31, 2007 and 2006

and the period August 28, 2000 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Three Months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Revenues	$-	$-	$5,253

Expenses
Accounting and legal fees	12,089	7,765	32,591
Advertising and promotions	-	-	1,790
Bank charges and interest	52	37	651
Consulting fees	-	-	21,039
Foreign exchange	(7)	19	54
Office and miscellaneous	752	1,074	8,191

Net loss for the period	(12,884)	(8,895)	(59,062)

Foreign currency translation adjustment	(19)	105	(6,921)

Comprehensive loss for the period	$(12,904)	$(8,790)	$(65,984)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

for the three months ended March 31, 2007 and 2006

and the period August 28, 2000 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Three Months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Cash flows used in operating activities
Net loss for the period	$(12,884)	$(8,895)	$(59,062)
Add (deduct) items not affecting cash:
Common shares for payables for expenses		-	33,413
Decrease (-) / Increase (+) in accounts payable	3,545	8,268	5,000

Cash used in operations	(9,339)	(627)	(20,646)

Cash flows from financing activities
Advance payable	3,432	-	6,864
Common shares issued for cash	-	-	4,250
Advances from related parties	5,931	503	16,792

Cash from financing activities	9,363	503	27,906

Cumulative effect of foreign exchange	(19)	105	(6,921)

Increase in cash during the period	5	(19)	338

Cash, beginning of the period	333	585	-

Cash, end of the period	$338	$566	$338

Interest and taxes paid	$0.00	$0.00	$0.00

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

for the period August 28, 2000 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development Stage	Foreign Exchange
	Number	Par Value	Capital			Total

Capital stock issued for services	20	$1	$-	$-	$-	$1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1

Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12

Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82

Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)

Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)

Balance as at December 31, 2004 Shares issued for cash at $0.001 per share	20 1,800,000	1 1,800	-	(24,288) -	(6,635) -	(30,922) 1,800
Shares issued for cash at $.10 per share	24,500	24	2,426			2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638			33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	4,600	33,064	(46,178)	(6,902)	$(15,416)
Net Loss for the year Cumulative effect of foreign exchange Balance as at March 31, 2007	- - 4,600,000	- - $ 4,600	- - $ 33,064	(12,884) - $ (59,062)	- (19) $ (6,921)	(12,884) (19) $ (28,320)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

(Stated in US Dollars)

Note 1

Organization, Business and Basis of Presentation

Find the World Interactive Inc. (the “Company”) was incorporated in the State of Delaware, United States of America, on August 28, 2000 for the purpose of developing online internet community portals.  The company has developed one internet community portal called www.findwhistler.com in Whistler, British Columbia, Canada.  The Company is in the development stage and has December 31 year end.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements.

However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At March 31, 2007, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Note 4

Advance Payable

The Advanced payable is unsecured, non-interest bearing demand loan.

Note 5

Net Operating Loss Carryforward

At March 31, 2007, the Company had an estimated net operating loss (NOL) carryforward of approximately $59,000, an increase in Management’s December 31, 2006 estimate., adjusted for certain related party payables and certain other non deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2024. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $46,178 (since inception to December 31, 2006) to $59,062 (since inception to March 31, 2007).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

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

We estimate that we will need from $77,000 (see Management’s Discussion and Analysis or Results of Operations) to continue operations over the next twelve months in order to implement our strategy. No assurance can be given that the additional funds required to significantly expand our operations will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

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

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the consolidated operations of our company for the three months ended March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2007

Revenues:  Total revenues for the three month period March 31, 2007 were $none. Revenues of $5,523 since inception of were mainly generated through advertising and promotions initiatives.

Operating Expenses:  Since inception to March 31, 2007, significant expenses incurred were for consulting fees of $21,039 and accounting and Legal Fees of $32,591. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees.  No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2006 the operating expense of  $15,523 were largely due to office and administrative expenses with Accounting and legal fees of $13,095 and Office and miscellaneous of $1,805.

Results of Operations:  Cumulative net loss since inception to March 31, 2007 is $65,984. The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $12,884 for the quarter end March 31, 2007 largely due to Accounting and legal fees.

Plan of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this form. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this form, particularly in the section entitled "Risk Factors" beginning on page 11 of this registration statement.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Future Operations

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

Management projects that we will require a minimum of $77,000 to fund our operating expenditures for the next twelve month period.  Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period:

Marketing	$32,000
General and Administrative	$9,000
Legal and Accounting	$14,000
Consulting Services	$12,000
Assets	$5,000
Working Capital	$5,000
Total	$77,000

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

As at the three month period end March 31, 2007, the Company has not yet achieved profitable operations, has had accumulated net losses of $65,984, since its inception, has a working capital deficiency of $28,320 and expects to incur further losses in the development of its business. Our cash on hand as at March 31, 2007 was $338.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II    OTHER INFORMATION

Item 1.

Legal Proceedings

Our directors, principal executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Item 2.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)

Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(b)

Reports on Form 8-K

The Company filed a Form 8-K with the Commission on February 16, 2007 discussing the change in independent accountants from Amisano Hanson to Jorgensen & Co.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Find The World Interactive, Inc.

Dated: May 14, 2007

/s/ Gordon Clayton

---------------------------

Gordon Clayton

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)