Form 10KSB/A
period 2006-12-31
Find the World Interactive, Inc.
filed 2007-07-19
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No ☐

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

As at year end December 31, 2006, the Company has not yet achieved profitable operations, has had accumulated losses of $53,080, since its inception, has a working capital deficiency of $28,320 and expects to incur further losses in the development of its business. Our cash on hand as at December 31, 2006 was $333.

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

FIND THE WORLD INTERATCIVE,INC.

Dated: July 18, 2007.	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 18, 2007.	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)