Form 10QSB/A
period 2007-03-31
Find the World Interactive, Inc.
filed 2007-07-19
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)

Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(b)

Reports on Form 8-K

The Company filed a Form 8-K with the Commission on February 16, 2007 discussing the change in independent accountants from Amisano Hanson to Jorgensen & Co.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Find The World Interactive, Inc.

Dated: July 18, 2007

/s/ Gordon Clayton

---------------------------

Gordon Clayton

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)