Form 10QSB
period 2007-06-30
Find the World Interactive, Inc.
filed 2007-08-15
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007

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

As of June 30, 2007, there were 4,600,000 shares of Common Stock issued and outstanding.

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

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

June 30, 2007 and December 31,2006

(Stated in US Dollars)

ASSETS	June 30,	December 31
	2007	2006

Current
Cash	$749	333

Current
Advance payable – Note 6	11,451	3,432
Accounts payable	557	1,456
Due to related parties – Note 5	25,719	10,861

	37,727	15,749

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600	4,600
Additional paid-in capital	33,064	33,064
Deficit accumulated during the development stage	(65,237)	(46,178)
Cumulative effect of foreign exchange	(9,405)	(6,902)

	(36,978)	(15,416)

Total liabilities and stockholders’ deficiency	$749	333

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 and the period August 28, 2000 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

					August 28, 2000
					(Date of
	Three Months ended		Six Months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Revenues	$ -	$ -	$ - -	$ -	$ 5,253

Expenses
Accounting and legal fees	537	2,268	12,625	10,033	33,128
Advertising and promotions	-	-	-	-	1,790
Bank charges and interest	51	43	103	80	702
Consulting fees	-	-	-	-	21,039
Foreign exchange	(240)	(62)	(247)	(43)	(186)
Office and miscellaneous	5,826	392	6,578	1,466	14,017

Net loss for the period	(6.174)	(2,641)	(19,059)	(11,536)	(65,237)

Foreign currency translation adjustment	(2,484)	(274)	(2,503)	(169)	(9,405)

Comprehensive loss for the period	$(8,658)	$ (2,915)	$(21,562)	$ (11,705)	$(74,642)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000	4,600,000	4,600,000

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

for the six months ended June 30, 2007 and 2006

and the period August 28, 2000 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Six Months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Cash flows used in operating activities
Net loss for the period	$ (19,059)	$ (11,536)	$ (65,237)
Add (deduct) items not affecting cash:
Common shares for payables for expenses		-	33,413
Decrease (-) / Increase (+) in accounts payable	(898)	3,907	557

Cash used in operations	(19,957)	(7,629)	(31,267)

Cash flows from financing activities
Advance payable	8,019	-	11,451
Common shares issued for cash	-	-	4,250
Advances from related parties	14,857	7,535	25,719

Cash from financing activities	22,876	7,535	41,420

Cumulative effect of foreign exchange	(2,503)	(169)	(9,404)

Increase in cash during the period	416	(1263)	749

Cash, beginning of the period	333	585	-

Cash, end of the period	$ 749	$ 322	$ 749

Interest and taxes paid	$0.00	$0.00	$0.00

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

for the period August 28, 2000 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development Stage	Foreign Exchange
	Number	Par Value	Capital			Total

Capital stock issued for services	20	$1	$-	$-	$-	$1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1

Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12

Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82

Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)

Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)

Balance as at December 31, 2004 Shares issued for cash at $0.001 per share	20 1,800,000	1 1,800	-	(24,288) -	(6,635) -	(30,922) 1,800
Shares issued for cash at $.10 per share	24,500	24	2,426			2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638			33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	4,600	33,064	(46,178)	(6,902)	$(15,416)
Net Loss for the year Cumulative effect of foreign exchange Balance as at June 30, 2007	- - 4,600,000	- - $ 4,600	- - $ 33,064	(19,059) - $ (65,237)	- (2,503) $ (9,405)	(19,059) (2,503) $ (36,978)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

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

However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006..

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

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At June 30, 2007, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5

Net Operating Loss Carryforward

At June 30, 2007, the Company had an estimated net operating loss (NOL) carryforward of approximately $62,000, an increase in Management’s December 31, 2006 estimate., adjusted for certain related party payables and certain other non deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2024. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $46,178 (since inception to December 31, 2006) to $65,237 (since inception to June 30, 2007).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

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

We estimate that we will need from $65,000 (see Management’s Discussion and Analysis or Results of Operations) to continue operations over the next twelve months in order to implement our strategy. No assurance can be given that the additional funds required to significantly expand our operations will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

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

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the consolidated operations of our company for the six months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2007

Revenues:  Total revenues for the six month period June 30, 2007 were $none. Revenues of $5,523 since inception of were mainly generated through advertising and promotions initiatives.

Operating Expenses:  Since inception to June 30, 2007, significant expenses incurred were for consulting fees of $21,039 and accounting and Legal Fees of $33,128. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees.  No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2006 the operating expense of  $15,523 were largely due to office and administrative expenses with Accounting and legal fees of $13,095 and Office and miscellaneous of $1,805.

Results of Operations:  Cumulative net loss since inception to June 30, 2007 is $65,237. The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $19,059 for the six months ended June 30, 2007 largely due to accounting and legal fees, and transfer agent fees (under miscellaneous).

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

Management projects that we will require a minimum of $65,000 to fund our operating expenditures for the next twelve month period.  Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period:

Marketing	$22,000
General and Administrative	$9,000
Legal and Accounting	$14,000
Consulting Services	$10,000
Assets	$5,000
Working Capital	$5,000
Total	$65,000

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

As at the six months period end June 30, 2007, the Company has not yet achieved profitable operations, has had accumulated net losses of $65,237 since its inception, has a working capital deficiency of $36,978 and expects to incur further losses in the development of its business. Our cash on hand as at June 30, 2007 was $749.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Find The World Interactive, Inc.

Dated: August 14, 2007

/s/ Gordon Clayton

---------------------------

Gordon Clayton

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)