Form 10QSB
period 2007-09-30
Find the World Interactive, Inc.
filed 2007-11-14
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

As of September 30, 2007, there were 4,600,000 shares of Common Stock issued and outstanding.

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

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(Unaudited)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

September 30, 2007 and December 31,2006

(Stated in US Dollars)

ASSETS	September 30,	December 31
	2007	2006

Current
Cash	$1,160	333

Current
Advance payable – Note 6	12,766	3,432
Accounts payable	1,055	1,456
Due to related parties – Note 5	27,716	10,861

	41,538	15,749

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600	4,600
Additional paid-in capital	33,064	33,064
Deficit accumulated during the development stage	(66,434)	(46,178)
Cumulative effect of foreign exchange	(11,607)	(6,902)

	(40,378)	(15,416)

Total liabilities and stockholders’ deficiency	$1,160	333

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

for the Three months ended September 30, 2007 and 2006 and for the Nine months ended September 30, 2007 and 2006 and the period August 28, 2000 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

					August 28, 2000
					(Date of
	Three Months ended		Nine Months ended		Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues	$ -	$ -	$ -	$ -	$ 5,253

Expenses
Accounting and legal fees	677	23	13,302	10,056	33,805
Advertising and promotions	-	-	0	0	1,790
Bank charges and interest	63	35	166	115	765
Consulting fees	-	-	0	0	21,039
Foreign exchange	(190)	23	(437)	(20)	(376)
Office and miscellaneous	648	350	7,226	1,817	14,665

Net loss for the period	(1,198)	(431)	(20,257)	(11,967)	(66,434)

Foreign currency translation adjustment	(2,202)	54	(4,705)	(115)	(11,607)

Comprehensive loss for the period	$(3,401)	$ (378)	(24,962)	$ (12,083)	$(78,042)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000	4,600,000	4,600,000

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

for the Nine months ended September 30, 2007 and 2006

and the period August 28, 2000 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Nine Months ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash flows used in operating activities
Net loss for the period	$ (20,257)	$ (8,895)	$ (66,434)
Add (deduct) items not affecting cash:
Common shares for payables for expenses		-	33,413
Decrease (-) / Increase (+) in accounts payable	(400)	8,268	1,055

Cash used in operations	(20,657)	(627)	(31,966)

Cash flows from financing activities
Advance payable	9,334	-	12,766
Common shares issued for cash	-	-	4,250
Advances from related parties	16,855	503	27,716

Cash from financing activities	26,189	503	44,732

Cumulative effect of foreign exchange	(4,705)	105	(11,607)

Increase in cash during the period	827	(19)	1,160

Cash, beginning of the period	333	585	-

Cash, end of the period	$ 1,160	$ 566	$ 1,160

Interest and taxes paid	$0.00	$0.00	$0.00

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

for the period August 28, 2000 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development Stage	Foreign Exchange
	Number	Par Value	Capital			Total

Capital stock issued for services	20	$1	$-	$-	$-	$1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1

Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12

Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82

Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)

Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)
Shares issued for cash at $0.001 per share	1,800,000	1,800		-	-	1,800
Shares issued for cash at $.10 per share	24,500	24	2,426			2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638			33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	4,600	33,064	(46,178)	(6,902)	$(15,416)
Net Loss for the year Cumulative effect of foreign exchange Balance as at September 30, 2007	- - 4,600,000	- - $ 4,600	- - $ 33,064	(20,257) - $ (66,434)	- (4,705) $ (11,607)	(20,257) (4,705) $ (40,378)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

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

However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006..

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

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At September 30, 2007, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5

Net Operating Loss Carryforward

At September 30, 2007, the Company had an estimated net operating loss (NOL) carryforward of approximately $62,000, an increase in Management’s December 31, 2006 estimate, adjusted for certain related party payables and certain other non deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2024. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $46,178 (since inception to December 31, 2006) to $66,434 (since inception to September 30, 2007).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

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

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the consolidated operations of our company for the Nine months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2007

Revenues:  Total revenues for the nine month period September 30, 2007 were none. Revenues of $5,523 since inception of were mainly generated through advertising and promotions initiatives.

Operating Expenses:  Since inception to September 30, 2007, significant expenses incurred were for consulting fees of $21,039 and accounting and Legal Fees of $33,805. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees.  No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2006 the operating expense of  $15,523 were largely due to office and administrative expenses with Accounting and legal fees of $13,095 and Office and miscellaneous of $1,815.

Results of Operations:  Cumulative net loss since inception to September 30, 2007 is $66,434. The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $20,257 for the nine months ended September 30, 2007 largely due to accounting and legal fees, and transfer agent fees (under miscellaneous).

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

As at the nine months period end September 30, 2007, the Company has not yet achieved profitable operations, has had accumulated net losses of $66,434 since its inception, has a working capital deficiency of $40,378 and expects to incur further losses in the development of its business. Our cash on hand as at September 30, 2007 was $1,160.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: November 14, 2007

/s/ Gordon Clayton

---------------------------

Gordon Clayton

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)