Form 10KSB
period 2007-12-31
Find the World Interactive, Inc.
filed 2008-03-31
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

As of March 31, 2008, there were 4,600,000 shares of Common Stock issued and outstanding.

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

FTW has categorized each community portal to fit into a four-tiered management system:

1.

National (T1)

2.

Regional (T2)

3.

Major community (T3)

4.

Minor community (T4).

FTW has entered the marketplace by establishing Corporate Pilot Communities that will form the basis for marketing the franchise at each Tier.  Entrepreneurs will be sought to invest in a franchise for their community and operate a community portal that will tie into regional corporate sites.  Off-line media partners will provide both content and visibility in exchange for revenue generating opportunities within the Regional (T2) sites, which will support the community portals. At present FTW is established in one T3 community, namely www.findwhistler.com . This community has since being sold independently of FTW to a private company due to the current business and financial status of FTW.

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

Over the past five years, the company participated in the development of FindWhistler Interactive Inc., with Gordon Clayton managing and coordinating the continued development of this community portal.  FTW has gained valuable experienced from the development of this first independent community franchise.

This community has since being sold independently of FTW to a private company in November, 2007.

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

-

FindWhistler – Utilizing the www.findwhistler.com website as a reference, a substantial international audience will be exposed to the company’s business opportunity for their own communities.

-

Online newsgroups – There are thousands of newsgroups related to business opportunities that we will post our franchise opportunity.

-

Online advertising – Franchise opportunity sites, online classifieds reciprocal link strategies will be employed

-

Global Franchise site – The company will create a highly optimized website to compete on various business opportunity keywords.

Sales Strategy

FTW has developed www.findwhistler.com to showcase what a community internet portal is and what services it provides.  Through online advertising and prospecting, we will identify potential candidates that are either currently active in the industry, or parties that are interested in establishing an internet portal for their community.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $30,955 (since inception to December 31, 2005) to $79,554 (since inception to December 31, 2007).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  We are a development stage company that has generated limited revenues. We have only generated $5,253 in revenues and we have incurred a cumulative net loss since inception of $79,554 as at December 31, 2007.  If we cannot generate sufficient sales from the sale of our products, we may not be able to implement our business plan and may be forced to cease our business activities.

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

We have generated limited revenues of $5,253 since our inception on August 28, 2000 and we have had minimal revenues over the past three years. Since we are still in the early stages of developing our company and because of the lack of operating history at December 31, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and service gain significant popularity. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in the sale and development of our community portals. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the year end December 31, 2007.

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

We estimate that we will need from $31,500 (see Management’s Discussion and Analysis of Financial Condition or Results of Operations) to continue operations over the next twelve months in order to implement our strategy. No assurance can be given that the additional funds required to significantly expand our operations will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

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

BECAUSE WE DO MOT HAVE SUFFICIENT INSURANCE TO COVER OUR BUSINESS LOSSES, WE MIGHT HAVE UNINSURED LOSSSES, INCREASING THE POSSIBILITY THAT YOU WOULD LOSE YOUR INVESTMENT

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

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

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the year ended December 31, 2007.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the reporting period from January 1, 2007 to December 31, 2007.

Equity Compensation Plan Information

As at March 31, 2008, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

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

Overview and Future Plan of Operations

With the sale of FW it is likely that additional investments will be required to launch pilot sites over the next 12 – 18 months.. Office requirements will grow in relationship with increased activity and expanded office facilities will be needed to fulfill any such growth.

Future Operations

Management projects that we will require a minimum of $31,500 to fund our operating expenditures for the next twelve month period.  Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period:

Marketing	$12,000 (1)
General and Administrative	$3,000 (2)
Legal and Accounting	$12,000 (3)
Assets	$2,000 (4)
Working Capital	$2,500
Total	$31,500

Our focus will to be to continue the development of our community products and services by focusing on FTW over the next 12 months, so that FTW can be used as a reference model to be sold into other targeted communities. Investments are also being planned for the development of pilot sites for the City of Vancouver, BC, in 2008. This pilot site will provide needed revenue streams and bring broader awareness to the business opportunity we are developing.  Franchise marketing will begin in conjunction with the launch of these pilots

(1)  Marketing

Our proposed marketing activities for the next twelve month period include:

1.

Developing marketing materials and content for the proposed one new pilot community. We anticipate the cost of marketing material and content for two new pilot communities to be $6,000.

2.

Developing training modules and marketing packages associated with selling community portals. We will need to develop training materials detailing the daily operations of a community portal. The training materials will include operating, marketing and sales procedures. Marketing materials for the community portal to promote there products and services will also need to be developed. We anticipate the training modules and marketing packages to cost $3,000.

3.

Online marketing targeting new franchise opportunities. We intend to market our product and services to franchise opportunity sites and implement reciprocal link strategies with online classified sites. We anticipate online marketing targeting new franchise opportunities to cost $2,000.

4.

Redesign of our website www.findtheworld.net to advertise our products and services and incorporate new and unique tools to benefit all aspects of our developing business. We anticipate the redesign of our website to cost $1,000.

(2)  General and Administration

General and administration costs include personnel costs, office, and miscellaneous expenses. These costs are estimated to be between $250 per month for the next twelve months. These costs will increase as more communities are added.

(3) Legal and Accounting

We estimate that $10,000 in legal and audit expenses will be required for the listing and $2,000 will be required in 2008 after the listing.

(4) Purchase or Sale of Assets

We anticipate that we will spend $2,500 in the next twelve months on the purchase of computer hardware and software to support our ongoing operations. The hardware and software is not unique and can be purchased “off the shelf”.

THE COMPANY HAS INSUFFICIENT FUNDS TO CARRY OUT ITS BUSINESS PLAN AND REQUIRES SUBSTANTIAL ADDITIONAL FINANCING IN THE ORDER OF $31,500 IN ORDER TO CARRY OUT ITS PLANS BEFORE THE COMPANY IS ABLE TO ACHIEVE REVENUES FROM ITS OPERATIONS ADEQUATE TO MEET ITS EXPENSES AND PROVIDE A PROFIT.  THERE CAN BE NO ASSURANCE THAT FINANCING WILL BE AVAILABLE TO THE COMPANY OR THAT IF AVAILABLE THE TERMS WILL BE ACCEPTABLE TO THE COMPANY. IF THE COMPANY IS NOT ABLE TO OBTAIN ADDITIONAL FINANCING IT WILL BE REQUIRED TO SCALE BACK OPERATIONS OR TO ENTIRELY CEASE ITS OPERATIONS. SEE “RISK FACTORS”.

Franchising

Franchising is considered a future primary revenue stream, although the value of these franchises will be determined by various market factors like size of market and competition in marketplace which the franchise operates in.  Franchises offer short term revenue and long term service contracts.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenues:  Revenues generated since inception to December 31, 2007 were $5,523 largely due to advertising and promotions initiatives. No revenues were generated for the year end December 31, 2007.

Operating Expenses:  Since inception to December 31, 2007, significant expenses incurred were for Consulting Fees of $21,039 and Accounting and Legal Fees of $45,282. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees.  No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2007 the operating expense of $33,376 were largely due to office and administrative expenses with Accounting and Legal Fees of $24,780 and Office and Miscellaneous of $8,691.

Net Loss:  Cumulative net loss since inception to December 31, 2007 is $79,554. The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $33,376 for the year end December 31, 2007 largely due to Accounting and legal fees.

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

As at year end December 31, 2007, the Company has not yet achieved profitable operations, has had accumulated losses of $79,554, since its inception, has a working capital deficiency of $54,037 and expects to incur further losses in the development of its business. Our cash on hand as at December 31, 2007 was $567.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year end December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

The following audited financial statements are filed as part of this annual report:

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

Report of Registered Independent Public Accountants

To the Board of Directors and Stockholders,

Find the World Interactive, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Find the World Interactive, Inc. (the “Company”) (A Development Stage Company) as of December 31, 2007 and the related statements of operations, cash flows and stockholders’ deficiency for the years ended December 31, 2007 and 2006 and for the period August 28, 2000 (Date of Inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Find the World Interactive, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period August 28, 2000 (Date of Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

JORGENSEN & CO.

(a registered pubic accounting firm)

Bellevue, Washington
March 20, 2008

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2007

(Stated in US Dollars)

ASSETS	2007

Current
Cash	$ 567

Current
Accounts payable	13,998
Advance payable – Note 4 Due to related parties – Note 3	12,812 27,794

54,604

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600
Additional paid-in capital	33,064
Deficit accumulated during the development stage	(79,553)
Cumulative effect of foreign exchange	(12,148)

(54,037)

Total liabilities and stockholders’ deficiency	$ 567

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2007 and 2006

and the period August 28, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Years ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Revenues	$ -	$ -	$ 5,253

Expenses
Accounting and legal fees	24,780	13,095	45,282
Advertising and promotions	-	-	1,790
Bank charges and interest	234	149	833
Consulting fees	-	-	21,039
Foreign exchange	(329)	164	(268)
Office and miscellaneous	8,691	1,815	16,131

Net loss for the period	(33,376)	(15,223)	(79,554)

Foreign currency translation adjustment	(5,246)	459	(12,148)

Comprehensive loss for the period	$ (38,622)	$ (14,764)	$ (91,702)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2007 and 2006

and the period August 28, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Years ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Cash flows used in operating activities
Net loss for the period	$ (33,376)	$ (15,223)	$ (79,554)
Add (deduct) items not affecting cash:
Common shares for payables for expenses	-	-	33,413
Increase in accounts payable	12,543	219	13,998

	(20,833)	(15,004)	(32,143)

Cash flows from financing activities
Advance payable	9,380	3,432	12,812
Common shares issued for cash	-	-	4,251
Advances from related parties	16,933	10,861	27,795

	26,313	14,293	44,858

Cumulative effect of foreign exchange	(5,246)	459	(12,148)

Increase in cash during the period	234	(252)	567

Cash, beginning of the period	333	585	-

Cash, end of the period	$ 567	$ 333	$ 567

Interest and taxes paid	$0.00	$0.00	$0.00

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period August 28, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development	Foreign
	Number	Par Value	Capital	Stage	Exchange	Total

Capital stock issued for services	20	$ 1	$ -	$ -	$ -	$ 1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1

Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12

Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82

Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)

Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)
Shares issued for cash at $0.001 per share	1,800,000	1,800		-	-	1,800
Shares issued for cash at $.10 per share	24,500	24	2,426			2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638			33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year	-	-	-	(15,223)	-	(15,223)
Cumulative effect of foreign exchange	-	-	-	-	459	459
Balance as at December 31, 2006	4,600,000	$ 4,600	$ 33,064	$ (46,178)	$ (6,902)	$ (15,416)

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period August 28, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

Balance as at December 31, 2006	4,600,000	4,600	33,064	(46,178)	(6,902)	(15,416)
Net Loss for the year	-	-	-	(33,376)	-	(33,376)
Cumulative effect of foreign exchange	-	-	-	-	(5,246)	(5,246)
Balance as at December 31, 2007	4,600,000	$ 4,600	$ 33,064	$ (79,554)	$ (12,148)	$ (54,038)

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Stated in US Dollars)

Note 1

Organization and Business

Find the World Interactive Inc. (the “Company”) was incorporated in the State of Delaware, United States of America, on August 28, 2000 for the purpose of developing online internet community portals. During fiscal 2007, the Company had only nominal business activity. In addition to the internet community portal, management is considering other business ventures including those in the nature of a public shell corporation.

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

Use of Estimates

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment.  Actual results may vary from these estimates. Significant estimate include the valuation of common shares issued to officers and directors during 2007.

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At December 31, 2007, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon raising sufficient funds in the short term to meet its existing obligations and pay its business liabilities as they arise, and to generate profitable operations in the future.

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

Summary of Significant Accounting Policies – (cont’d)

Adjustments have not been made that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern, which, if made, would have a significant adverse impact on the Company’s financial condition.

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

Summary of Significant Accounting Policies – (cont’d)

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

Note 3

Related Party Transactions

Amounts due to related parties consist of advances from a director and a significant stockholder, are unsecured, non-interest bearing and have no specific terms for repayment. During 2007, the Company sold the internet portal the Company had developed called www.findwhistler.com in Whistler, British Columbia, Canada, to a related party. There were no revenues or expenses associated with the sale. This internet portal was not carried as an asset for financial reporting purposes.

Note 4

Advance Payable

The Advanced payable is unsecured, non-interest bearing demand loan.

Note 5        Net Operating Loss Carryforward

At December 31, 2007, the Company had an estimated net operating loss (NOL) carryforward of approximately $79,500 to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2027. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at December 31, 2007 to reduce the tax benefit asset value to zero.

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

Item 8a.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Our directors and officers, as of December 31, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The below named officers and directors were in their respective positions as of December 31, 2007.

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

The Board of Directors of the Company held informal meetings during the year ended December 31, 2007. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2007 our only standing committee of the Board of Directors was our audit committee.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2007. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gordon Clayton President, C.E.O., C.F.O., Secretary and Director	2005 2006 2007	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

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

Compensation of Director

We reimburse our director for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007.

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

Premises

During 2006 and 2007, our CEO provided office space for the Company at no charge.

Amounts Due From Affiliate

 None.

Settlement of Note Receivable and Note Payable to Related Party

As of December 31, 2007, $27,794 was owed to related parties.

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

FIND THE WORLD INTERATCIVE,INC.

Dated: March 30, 2008	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2008	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)