Form 10-Q
period 2008-06-30
Find the World Interactive, Inc.
filed 2008-08-18
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to  __________

COMMISSION FILE NUMBER:  333-134287

FIND THE WORLD INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

59-253 9657

(I.R.S. Employer Identification Number)

5449 Carnaby Place
Sechelt, B.C.

V0N 3A7

(Address of principal executive offices)

(604) 740-6302

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 15, 2008
Common Shares, no par value per share	4,600,000 shares

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

June 30, 2008 and December 31,2007

(Stated in US Dollars)

ASSETS	June 30,	December 31
	2008	2007

Current
Cash	$ 58	$ 567

Current
Advance payable – Note 4	17,358	12,811
Accounts payable	1,791	13,998
Due to related parties – Note 3	34,375	27,794

	53,525	54,604

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600	4,600
Additional paid-in capital	33,064	33,064
Deficit accumulated during the development stage	(80,501)	(79,553)
Cumulative effect of foreign exchange	(10,630)	(12,148)

	(53,467)	(54,038)

Total liabilities and stockholders’ deficiency	$ 58	$ 567

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

for the quarter ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007 and the period August 28, 2000 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

					August 28, 2000
					(Date of
	Quarter ended		Six Months ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Revenues	$ -	$ -	$ - -	$ -	$ 5,253

Expenses
Accounting and legal fees	(1,246)	537	(1,246)	12,625	44,036
Advertising and promotions	-	-	-	-	1,790
Bank charges and interest	76	51	145	103	978
Consulting fees	-	-	-	-	21,039
Foreign exchange	4	(240)	(15)	(247)	(283)
Office and miscellaneous	1,855	5,826	2,064	6,578	18,194

Net loss for the period	(689)	(6,174)	(947)	(19,059)	(80,501)

Foreign currency translation adjustment	(341)	(2,484)	1,518	(2,503)	(10,630)

Comprehensive loss for the period	$ (1,030)	$ (8,658)	$ 571	$ (21,562)	$ (91,131)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000	4,600,000	4,600,000

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2008 and 2007

and the period August 28, 2000 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Six Months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008

Cash flows used in operating activities
Net loss for the period	$ (947)	$ (19,059)	$ (80,501)
Add (deduct) items not affecting cash:
Common shares for payables for expenses		-	33,413
Decrease (-) / Increase (+) in accounts payable	(12,208)	(898)	1,791

Cash used in operations	(13,155)	(19,957)	(45,297)

Cash flows from financing activities
Advance payable	4,547	8,019	17,359
Common shares issued for cash	-	-	4,250
Advances from related parties	6,581	14,857	34,376

Cash from financing activities	11,128	22,876	55,985

Cumulative effect of foreign exchange	1,518	(2,503)	(10,630)

Increase in cash during the period	(509)	416	58

Cash, beginning of the period	567	333	-

Cash, end of the period	$ 58	$ 749	$ 58

Interest and taxes paid	$0.00	$0.00	$0.00

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

for the period August 28, 2000 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development Stage	Foreign Exchange
	Number	Par Value	Capital			Total

Capital stock issued for services	20	$1	$-	$-	$-	$1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1

Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12

Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82

Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)

Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)
Balance as at December 31, 2004 Shares issued for cash at $0.001 per share	20 1,800,000	1 1,800	-	(24,288) -	(6,635) -	(30,922) 1,800
Shares issued for cash at $.10 per share	24,500	24	2,426			2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638			33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	4,600 - - 4,600	33,064 - - 33,064	(46,178) (33,376) - (79,554)	4,600,000 - (5,246) (12,148)	4,600 (33,376) (5,246) (54,038)
Net Loss for the year Cumulative effect of foreign exchange Balance as at December 31, 2007	- - 4,600,000
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(947) -	- 1,518	(947) 1,518
Balance as at June 30, 2008	4,600,000	$ 4,600	$ 33,064	$ (80,501)	$ (10,630)	$ $ (53,467)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At June 30, 2008, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Provision for Taxes

Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".   Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against deferred tax assets since management cannot determine that the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such as asset.

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

Cash and Cash Equivalents

Cash and liquid debt instruments purchased with a remaining maturity of six months or less are considered cash for financial reporting purposes.

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

Note 5

Net Operating Loss Carryforward

At June 30, 2008, the Company had an estimated net operating loss (NOL) carryforward of approximately $80,000, an increase in Management’s December 31, 2007 estimate, adjusted for certain related party payables and certain other non deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2024. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $79,554 (since inception to December 31, 2007) to $80,501 (since inception to June 30, 2008).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

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

We have generated limited revenues of $5,253 since our inception on August 28, 2000 and we have had minimal revenues over the past six years. Since we are still in the early stages of developing our company and because of the lack of operating history at December 31, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern.

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

Our market strategy and branding is based on developing a recognized brand for the company using internet domain names under “www.find“_____”.com”   The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in Canada and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all communities in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to our domain names, and infringing upon or otherwise decreasing the value of any future trademarks or other proprietary rights that we may develop. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

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

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the consolidated operations of our company for the six months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2008

Revenues:  Total revenues for the six month period June 30, 2008 were none. Revenues of $5,523 since inception of were mainly generated through advertising and promotions initiatives.

Operating Expenses:  Since inception to June 30, 2008, significant expenses incurred were for consulting fees of $21,039 and accounting and Legal Fees of $44,036. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees. No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2007 the operating expense of $33,376 were largely due to office and administrative expenses with Accounting and Legal Fees of $24,780 and Office and Miscellaneous of $8,691.

Results of Operations:  Cumulative net loss since inception to June 30, 2008 is $80,501.  The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $947 for the six months ended June 30, 2008.

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

As at the six months period end June 30, 2008, the Company has not yet achieved profitable operations, has had accumulated net losses of $80,501 since its inception, has a working capital deficiency of $53,467 and expects to incur further losses in the development of its business. Our cash on hand as at June 30, 2008 was $58.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: August 15, 2008

                /s/ Gordon Clayton

---------------------------

Gordon Clayton

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)