Form 10-K
period 2008-12-31
Find the World Interactive, Inc.
filed 2009-04-10
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day..  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end.: $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 30, 2009
Common Shares, no par value per share	4,600,000 shares

Documents incorporated by reference: None.

PART I

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Over the past six years, the company participated in the development of FindWhistler Interactive Inc., with Gordon Clayton managing and coordinating the continued development of this community portal.  FTW has gained valuable experienced from the development of this first independent community franchise.

This community has since being sold independently of FTW to a private company in November, 2008.

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

Item 1A.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $30,955 (since inception to December 31, 2005) to $90,435 (since inception to December 31, 2008).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  We are a development stage company that has generated limited revenues. We have only generated $5,253 in revenues and we have incurred a cumulative net loss since inception of $90,435 as at December 31, 2008.  If we cannot generate sufficient sales from the sale of our products, we may not be able to implement our business plan and may be forced to cease our business activities.

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

We have generated limited revenues of $5,253 since our inception on August 28, 2000 and we have had minimal revenues over the past three years. Since we are still in the early stages of developing our company and because of the lack of operating history at December 31, 2008, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and service gain significant popularity. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in the sale and development of our community portals. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the year end December 31, 2008.

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

We estimate that we will need from $22,500 (see Management’s Discussion and Analysis of Financial Condition or Results of Operations) to continue operations over the next twelve months in order to implement our strategy. No assurance can be given that the additional funds required to significantly expand our operations will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

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

Item 1B.  Unresolved Staff Comments

None.

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

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the year ended December 31, 2008.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the reporting period from January 1, 2008 to December 31, 2008.

Equity Compensation Plan Information

As at March 31, 2008, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Future Operations

Management projects that we will require a minimum of $22,500 to fund our operating expenditures for the next twelve month period.  Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period:

Marketing	$6,000 (1)
General and Administrative	$1,200 (2)
Legal and Accounting	$10,000 (3)
Assets	$2,000 (4)
Working Capital	$1,300
Total	$22,500

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

Our proposed marketing activities for the next twelve month period include:

1.

Developing marketing materials and content for the proposed one new pilot community. We anticipate the cost of marketing material and content for two new pilot communities to be $3,000.

2.

Developing training modules and marketing packages associated with selling community portals. We will need to develop training materials detailing the daily operations of a community portal. The training materials will include operating, marketing and sales procedures. Marketing materials for the community portal to promote there products and services will also need to be developed. We anticipate the training modules and marketing packages to cost $1,500.

3.

Online marketing targeting new franchise opportunities. We intend to market our product and services to franchise opportunity sites and implement reciprocal link strategies with online classified sites. We anticipate online marketing targeting new franchise opportunities to cost $1,000.

4.

Redesign of our website www.findtheworld.net to advertise our products and services and incorporate new and unique tools to benefit all aspects of our developing business. We anticipate the redesign of our website to cost $500.

(2)  General and Administration

General and administration costs include personnel costs, office, and miscellaneous expenses. These costs are estimated to be between $100 per month for the next twelve months. These costs will increase as more communities are added.

(3) Legal and Accounting

We estimate that $10,000 in legal and audit expenses will be required for 2009.

(4) Purchase or Sale of Assets

We anticipate that we will spend $1,300 in the next twelve months on the purchase of computer hardware and software to support our ongoing operations. The hardware and software is not unique and can be purchased “off the shelf”.

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenues:  Revenues generated since inception to December 31, 2008 were $5,523 largely due to advertising and promotions initiatives. No revenues were generated for the year end December 31, 2008.

Operating Expenses:  Since inception to December 31, 2008, significant expenses incurred were for Consulting Fees of $21,039 and Accounting and Legal Fees of $52,651. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees.  No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2008 the operating expense of $10,881 were largely due to office and administrative expenses with Accounting and Legal Fees of $7,369 and Office and Miscellaneous of $3,260.

Net Loss:  Cumulative net loss since inception to December 31, 2008 is $90,435. The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $10,881 for the year end December 31, 2008 largely due to Accounting and legal fees.

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

As at year end December 31, 2008, the Company has not yet achieved profitable operations, has had accumulated losses of $90,435, since its inception, has a working capital deficiency of $53,542 and expects to incur further losses in the development of its business. Our cash on hand as at December 31, 2008 was $100.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year end December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2008, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively. Management does not expect that the adoption of SFAS No. 157 will impact the Company’s financial statements.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

Report of Registered Independent Public Accountants

To the Board of Directors and Stockholders,

Find the World Interactive, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Find The World Interactive, Inc. (a development stage company) as of December 31, 2008 and the related statements of operations, cash flows and stockholders’ deficiency for the years ended December 31, 2008 and 2007 and for the period August 28, 2000 (Date of Inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Find the World Interactive, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period August 28, 2000 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

JORGENSEN & CO.

(a registered pubic accounting firm)

Bellevue, Washington
March 31, 2009

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2008

(Stated in US Dollars)

ASSETS	Year ended December 31, 2008	Year ended December 31, 2007

Current
Cash	$ 100	$ 567

Current
Accounts payable	7,514	13,998
Advance payable – Note 4 Due to related parties – Note 3	15,764 30,364	12,812 27,794

	53,642	54,604

LIABILITIES and EQUITIES

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600	4,600
Additional paid-in capital	33,064	33,064
Deficit accumulated during the development stage	(90,435)	(79,553)
Cumulative effect of foreign exchange	(771)	(12,148)

	(53,542)	(54,037)

Total liabilities and stockholders’ deficiency	$ 100	$ 567

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2008 and 2007

and the period August 28, 2000 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Years ended		Inception) to
	December 31,		December 31,
	2008	2007	2008

Revenues	$ -	$ -	$ 5,253

Expenses
Accounting and legal fees	7,369	24,780	52,651
Advertising and promotions	-	-	1,790
Bank charges and interest	290	234	1,123
Consulting fees	-	-	21,039
Foreign exchange	(38)	(329)	(306)
Office and miscellaneous	3,260	8,691	19,391

Net loss for the period	(10,881)	(33,376)	(90,435)

Foreign currency translation adjustment	11,377	(5,246)	(771)

Comprehensive gain (loss) for the period	$ 496	$ (38,622)	$ (91,206)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2008 and 2007

and the period August 28, 2000 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Years ended		Inception) to
	December 31,		December 31,
	2008	2007	2008

Cash flows used in operating activities
Net loss for the period	$ (10,881)	$ (33,376)	$ (90,435)
Add (deduct) items not affecting cash:
Common shares for payables for expenses	-	-	33,413
Increase/Decrease in accounts payable	(6,484)	12,543	7,514

	(17,365)	(20,833)	(49,508)

Cash flows from financing activities
Advance payable	2,951	9,380	15,764
Common shares issued for cash	-	-	4,251
Advances from related parties	2,570	16,933	30,364

	5,521	26,313	50,379

Cumulative effect of foreign exchange	11,377	(5,246)	(771)

Increase/Decrease in cash during the period	(467)	234	100

Cash, beginning of the period	567	333	-

Cash, end of the period	$ 100	$ 567	$ 100

Interest and taxes paid	$0.00	$0.00	$0.00

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period August 28, 2000 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development	Foreign
	Number	Par Value	Capital	Stage	Exchange	Total
Balances August 28, 2000	-	$ -	$ -	$ -	-	$ -
Capital stock issued for services	20	1	-	-	-	1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1
Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12
Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82
Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)
Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)
Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)
Shares issued for cash at $0.001 per share	1,800,000	1,800	-	-	-	1,800
Shares issued for cash at $.10 per share	24,500	24	2,426	-	-	2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638	-	-	33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	$ 4,600	$ 33,064	$ (46,178)	$ (6,902)	$ 15,416)
Net Loss for the year				(33,376)		(33,376)
Cumulative effect of foreign exchange	-	-	-	-	(5,246)	(5,246)
Balance as at December 31, 2007	4,600,000	4,600	$ 33,064	$ (79,554)	$ (12,148)	$ (54,038)
Net Loss for the year	-	-	-	(10,881)	-	(10,881)
Cumulative effect of foreign exchange	-	-	-	-	11,377	11,377
Balance as at December 31, 2008	4,600,000	$ 4,600	$ 33,064	$ (90,435)	$ (771)	$ (53,542)

See accompanying notes to the financial statements

FIND THE WORLD INTERACTIVE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Stated in US Dollars)

Note 1

Organization and Business

Find the World Interactive Inc. (the “Company”) was incorporated in the State of Delaware, United States of America, on August 28, 2000 for the purpose of developing online internet community portals. During fiscal 2008, the Company had only nominal business activity. In addition to the internet community portal, management is considering other business ventures including those in the nature of a public shell corporation.

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

Use of Estimates

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment.  Actual results may vary from these estimates. Significant estimate include the valuation of common shares issued to officers and directors during 2008.

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At December 31, 2008, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon raising sufficient funds in the short term to meet its existing obligations and pay its business liabilities as they arise, and to generate profitable operations in the future.

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

Note 3

Related Party Transactions

Amounts due to related parties consist of advances from a director and a significant stockholder, are unsecured, non-interest bearing and have no specific terms for repayment. During 2008, the Company sold the internet portal the Company had developed called www.findwhistler.com in Whistler, British Columbia, Canada, to a related party. There were no revenues or expenses associated with the sale. This internet portal was not carried as an asset for financial reporting purposes.

Note 4

Advance Payable

The Advanced payable is unsecured, non-interest bearing demand loan.

Note 5        Net Operating Loss Carryforward

At December 31, 2008, the Company had an estimated net operating loss (NOL) carryforward of approximately $90,000 to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2028. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at December 31, 2008 to reduce the tax benefit asset value to zero.

PART III

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report..

Item 9A(t).

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information

None.

Item 10.

Directors, Executive Officers and Corporate Governance.

Our directors and officers, as of December 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The below named officers and directors were in their respective positions as of December 31, 2008.

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

The Board of Directors of the Company held informal meetings during the year ended December 31, 2008. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2008 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal years 2005 and 2008, there were informal meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2008. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 11.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gordon Clayton President, C.E.O., C.F.O., Secretary and Director	2006 2007 2008	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

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

Compensation of Director

We reimburse our director for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2008.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Gordon Clayton Director 5449 Carnaby Place Sechelt, B.C. V0N 3A7	839,555 shares Direct Ownership	18.66%
Common	Ian Heathcote Suite 396-1917 West 4th Ave, Vancouver, B.C. V6J 1M7	2,135,945 shares Direct Ownership	47.47%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Premises

During 2007 and 2008, our CEO provided office space for the Company at no charge.

Amounts Due From Affiliate

 None.

Settlement of Note Receivable and Note Payable to Related Party

As of December 31, 2008, $30,364 was owed to related parties.

Promissory Notes

None.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed (not including accruals) by Jorgensen & Co., Chartered Accountant, our current auditors, for the fiscal year ended December 31, 2008, and the period from inception to December 31, 2008 which includes fees billed from Amisano Hansen, prior to Jorgensen & Co engagement in 2007, amounted to $12,695.07 for 2005 to 2007:

	Fiscal Year End December 31, 2008	Period from Inception to December 31, 2008
Audit Fees	$10,334	$33,248.66
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules

a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages 21 through 30, and are included as part of this report:

Financial Statements for the fiscal year ended December 31, 2008

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this report, and are incorporated herein by this reference.

c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 19, 2006, File No. 333-134287.)

3.2	Bylaws (Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 19, 2006, File No. 333-134287.)

31.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIND THE WORLD INTERATCIVE,INC.

Dated: April 9, 2009	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 9, 2009	Per:	/s/ Gordon Clayton
Gordon Clayton,
President, Chief Executive Officer, Secretary , Treasurer, Principal Accounting Officer, Principal Financial Officer and Director