Form 10-Q
period 2009-03-31
Find the World Interactive, Inc.
filed 2009-05-14
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 13, 2009
Common Shares, no par value per share	4,600,000 shares

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

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

March 31, 2009 and December 31,2008

(Stated in US Dollars)

ASSETS	March 31,	December 31
	2009	2008

Current
Cash	$ 445	$ 100

Current
Accounts payable	7,256	7,514
Advance payable – Note 4	15,857	15,764
Due to related parties – Note 3	29,964	30,364

	53,077	53,642

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600	4,600
Additional paid-in capital	33,064	33,064
Deficit accumulated during the development stage	(91,368)	(90,435)
Cumulative effect of foreign exchange	1,073	(771)

	(52,632)	(53,542)

Total liabilities and stockholders’ deficiency	$ 445	$ 100

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

for the quarter ended March 31, 2009 and 2008 and

the period August 28, 2000 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Three Months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Revenues	$ - -	$ -	$ 5,253

Expenses
Accounting and legal fees	-	-	52,651
Advertising and promotions	-	-	1,790
Bank charges and interest	77	69	1,200
Consulting fees	-	-	21,039
Foreign exchange	1	(19)	(305)
Office and miscellaneous	856	209	20,247

Net loss for the period	(933)	(258)	(91,368)

Foreign currency translation adjustment	1,844	1,858	1,073

Comprehensive loss for the period	$ 911	$1,600	$ (90,295)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2009 and 2008

and the period August 28, 2000 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Three Months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Cash flows used in operating activities
Net loss for the period	$ (933)	$ (258)	$ (91,368)
Add (deduct) items not affecting cash:
Common shares for payables for expenses			33,413
Decrease (-) / Increase (+) in accounts payable	(258)	(6,569)	7,256

Cash used in operations	(1,191)	(6,827)	(50,699)

Cash flows from financing activities
Advance payable	93	2,483	15.857
Common shares issued for cash	-	-	4,250
Advances from related parties	(400)	2,944	29,964

Cash from financing activities	(307)	5,427	50,071

Cumulative effect of foreign exchange	1,844	1,858	1,073

Increase in cash during the period	345	459	445

Cash, beginning of the period	100	567	-

Cash, end of the period	$ 445	$ 1,025	$445

Interest and taxes paid	$0.00	$0.00	$0.00

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

for the period August 28, 2000 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development	Foreign
	Number	Par Value	Capital	Stage	Exchange	Total
Balances August 28, 2000	-	$ -	$ -	$ -	-	$ -
Capital stock issued for services	20	1	-	-	-	1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1
Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12
Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82
Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)
Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)
Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)
Shares issued for cash at $0.001 per share	1,800,000	1,800	-	-	-	1,800
Shares issued for cash at $.10 per share	24,500	24	2,426	-	-	2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638	-	-	33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	$ 4,600	$ 33,064	$ (46,178)	$ (6,902)	$ 15,416)
Net Loss for the year				(33,376)		(33,376)
Cumulative effect of foreign exchange	-	-	-	-	(5,246)	(5,246)
Balance as at December 31, 2007	4,600,000	4,600	$ 33,064	$ (79,554)	$ (12,148)	$ (54,038)

Net Loss for the year	-	-	-	(10,881)	-	(10,881)
Cumulative effect of foreign exchange	-	-	-	-	11,377	11,377
Balance as at December 31, 2008	4,600,000	$ 4,600	$ 33,064	$ (90,435)	$ (771)	$ (53,542)
Net Loss for the year	-	-	-	(933)	-	(933)
Cumulative effect of foreign exchange	-	-	-	-	1,844	1,844
Balance as at March 31, 2009	4,600,000	$ 4,600	$ 33,064	$ (91,368)	$ 1,073	$ (52,632)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

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

However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At March 31, 2009, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5

Net Operating Loss Carryforward

At March 31, 2009, the Company had an estimated net operating loss (NOL) carryforward of approximately $80,000, an increase in Management’s December 31, 2008 estimate, adjusted for certain related party payables and certain other non deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2029. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $30,955 (since inception to December 31, 2005) to $91,368 (since inception to March 31, 2009).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  We are a development stage company that has generated limited revenues. We have only generated $5,253 in revenues and we have incurred a net loss since inception of $79,554 as of December 31, 2007 and a net loss since inception of $90,435 as at December 31, 2008. If we cannot generate sufficient sales from the sale of our products, we may not be able to implement our business plan and may be forced to cease our business activities.

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

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the consolidated operations of our company for the three months ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2009

Revenues:  Total revenues for the three month period March 31, 2009 were none. Revenues of  $5,523 since inception of were mainly generated through advertising and promotions initiatives.

Operating Expenses:  Since inception to March 31, 2009, significant expenses incurred were for consulting fees of $21,039 and accounting and Legal Fees of $52,651. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees. No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2008 the operating expense of $10,882 were largely due to office and administrative expenses with Accounting and Legal Fees of $7,369 and Office and Miscellaneous of $3,260.

Results of Operations:  Cumulative net loss since inception to March 31, 2009 is $91,368. The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $933 for the three months ended March 31, 2009.

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

Investments are also being planned for the development of pilot sites for the City of Vancouver, BC, in 2009. This pilot site will provide needed revenue streams and bring broader awareness to the business opportunity we are developing.  Franchise marketing will begin in conjunction with the launch of these pilots

The pilot site will provide needed revenue streams and bring broader awareness to the business opportunity we are developing.  Franchise marketing will begin in conjunction with the launch of this pilot.

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

As at the three months period end March 31, 2009, the Company has not yet achieved profitable operations, has had accumulated net losses of $91,368 since its inception, has a working capital deficiency of $52,632 and expects to incur further losses in the development of its business. Our cash on hand as at March 31, 2009 was $445.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: May 13, 2009

                /s/ Gordon Clayton

---------------------------

Gordon Clayton

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)