Form 10-Q
period 2009-06-30
Find the World Interactive, Inc.
filed 2009-08-11
CIK 1363294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 10, 2009
Common Shares, no par value per share	4,600,000 shares

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

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Stated in US Dollars)

(Unaudited)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

June 30, 2009 and December 31,2008

(Stated in US Dollars)

ASSETS	June 30,	December 31
	2009	2008

Current
Cash	$ 82	$ 100

Current
Advance payable – Note 4	21,496	15,764
Accounts payable	2,723	7,514
Due to related parties – Note 3	36,241	30,364

	60,460	53,642

Common stock
10,000,000 common shares authorized at $0.001 par value
4,600,000 common shares issued and outstanding	4,600	4,600
Additional paid-in capital	33,064	33,064
Deficit accumulated during the development stage	(94,601)	(90,435)
Cumulative effect of foreign exchange	(3,441)	(771)

	(60,378)	(53,542)

Total liabilities and stockholders’ deficiency	$ 82	$ 100

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

for the quarter ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008,

and the period August 28, 2000 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

					August 28, 2000
					(Date of
	Quarter ended		Six Months ended		Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenues	$ -	$ -	$ - -	$ -	$ 5,253

Expenses
Accounting and legal fees	(1,270)	(1,246)	(1,270)	(1,246)	51,380
Advertising and promotions	-	-	-	-	1,790
Bank charges and interest	67	76	144	145	1,267
Consulting fees	-	-	-	-	21,039
Foreign exchange	0	4	0	(15)	(306)
Office and miscellaneous	4,437	1,855	5,292	2,064	24,683

Net loss for the period	(3,233)	(689)	(4,166)	(947)	(94,601)

Foreign currency translation adjustment	(0)	(341)	(2,669)	1,518	(3,441)

Comprehensive loss for the period	$ (3,233)	$ (1,030)	$ (6,835)	$ 571	$ (98,042)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	4,600,000	4,600,000	4,600,000	4,600,000

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2009 and 2008,

and the period August 28, 2000 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

			August 28, 2000
			(Date of
	Six Months ended		Inception) to
	June 30,		June 30,
	2009	2008	2009

Cash flows used in operating activities
Net loss for the period	$ (4,166)	$ (947)	$ (94,601)
Add (deduct) items not affecting cash:
Common shares for payables for expenses			33,413
Decrease (-) / Increase (+) in accounts payable	(4,792)	(12,208)	2,723

Cash used in operations	(8,958)	(13,155)	(58,465)

Cash flows from financing activities
Advance payable	5,733	4,547	21,496
Common shares issued for cash	-	-	4,250
Advances from related parties	5,877	6,581	36,241

Cash from financing activities	11,610	11,128	61,987

Cumulative effect of foreign exchange	(2,669)	1,518	(3,441)

Increase in cash during the period	(17)	(509)	82

Cash, beginning of the period	100	567	-

Cash, end of the period	$ 82	$ 58	$ 82

Interest and taxes paid	$0.00	$0.00	$0.00

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

for the period August 28, 2000 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

				Deficit
				Accumulated	Cumulative
			Additional	During the	Effect of
	Common Shares		Paid-in	Development Stage	Foreign Exchange
	Number	Par Value	Capital			Total

Capital stock issued for services	20	$1	$-	$-	$-	$1
Net loss for the period	-	-	-	(72)	-	(72)
Cumulative effect of foreign exchange	-	-	-		1	1

Balance as at December 31, 2000	20	1	-	(72)	1	(70)
Net loss for the year	-	-	-	(280)	-	(280)
Cumulative effect of foreign exchange	-	-	-	-	12	12

Balance as at December 31, 2001	20	1	-	(352)	13	(338)
Net loss for the year	-	-	-	(18,314)	-	(18,314)
Cumulative effect of foreign exchange	-	-	-	-	82	82

Balance as at December 31, 2002	20	1	-	(18,666)	95	(18,570)
Net loss for the year	-	-	-	(5,584)	-	(5,584)
Cumulative effect of foreign exchange	-	-	-	-	(4,476)	(4,476)

Balance as at December 31, 2003	20	1	-	(24,250)	(4,381)	(28,630)
Net loss for the year	-	-	-	(38)	-	(38)
Cumulative effect of foreign exchange	-	-	-	-	(2,254)	(2,254)

Balance as at December 31, 2004	20	1	-	(24,288)	(6,635)	(30,922)

Balance as at December 31, 2004 Shares issued for cash at $0.001 per share	20 1,800,000	1 1,800	-	(24,288) -	(6,635) -	(30,922) 1,800
Shares issued for cash at $.10 per share	24,500	24	2,426			2,450
Shares issued for debt at $.012 per share	2,775,480	2,775	30,638			33,413
Net loss for the year	-	-	-	(6,667)	-	(6,667)
Cumulative effect of foreign exchange	-	-	-	-	(726)	(726)
Balance as at December 31, 2005	4,600,000	4,600	33,064	(30,955)	(7,361)	(652)
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(15,223) -	- 459	(15,223) 459
Balance as at December 31, 2006	4,600,000	4,600 - - 4,600	33,064 - - 33,064	(46,178) (33,376) - (79,554)	4,600,000 - (5,246) (12,148)	4,600 (33,376) (5,246) (54,038)
Net Loss for the year Cumulative effect of foreign exchange Balance as at December 31, 2007	- - 4,600,000
Net Loss for the year Cumulative effect of foreign exchange	- -	- -	- -	(10,881) -	- 11,377	(10,881) 11,377
Balance as at December 31, 2008	4,600,000	$ 4,600	$ 33,064	$ (90,435)	$ (771)	$ (53,542)
Net Loss for the period Cumulative effect of foreign exchange	- -	- -	- -	(4,166) -	- (2,669)	(4,166) (2,669)
Balance as at June 30, 2009	4,600,000	$ 4,600	$ 33,064	$ (94,601)	$ (3,441)	$ (60,378)

FIND THE WORLD INTERACTIVE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

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

However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Basis of Presentation – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At June 30, 2009, the Company had not yet achieved profitable operations, has significant accumulated losses and working capital deficiencies, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5

Net Operating Loss Carryforward

At June 30, 2009, the Company had an estimated net operating loss (NOL) carryforward of approximately $80,000, an increase in Management’s December 31, 2008 estimate, adjusted for certain related party payables and certain other non deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2020, and fully expires in 2024. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward (by having taxable income) a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is August 28, 2000 and we have had minimal revenues of $5,253 and nominal operations to date. Our Cumulative net loss has increased from $90,435 (since inception to December 31, 2008) to $94,601 (since inception to June 30, 2009).  The Company does not have adequate funding to allow us to continue our operations in full and expand our markets. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  We are a development stage company that has generated limited revenues. We have only generated $5,253 in revenues and we have incurred a net loss since inception of $90,435 as at December 31, 2008. If we cannot generate sufficient sales from the sale of our products, we may not be able to implement our business plan and may be forced to cease our business activities.

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

We estimate that we will need from $22,500 (see Management’s Discussion and Analysis or Results of Operations) to continue operations over the next twelve months in order to implement our strategy. No assurance can be given that the additional funds required to significantly expand our operations will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

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

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the consolidated operations of our company for the six months ended June 30, 2009.

Results of Operations for the Six Months Ended June 30, 2009

Revenues:  Total revenues for the six month period June 30, 2009 were none. Revenues of $5,523 since inception of were mainly generated through advertising and promotions initiatives.

Operating Expenses:  Since inception to June 30, 2009, significant expenses incurred were for consulting fees of $21,039, accounting & legal fees of $51,380, and office & administrative expenses for $24,683. Contractors were hired for sales and marketing efforts to jump-start the business strategies and objectives of the company.  Legal fees incurred were for incorporation of the company and legal consulting fees. No other unusual or material expenses were incurred.  It has been noted that the company directors were incurring expenses in cash and checks form, which is detailed separately in the consolidated financials. For the year end December 31, 2008 the operating expense of $10,882 were largely due to office & administrative expenses for $3,260 and accounting & legal fees of $7,369.

Results of Operations:  Cumulative net loss since inception to June 30, 2009 is $94,601.  The cumulative loss has being funded by the existing shareholders and principals. We incurred a net loss of $4,166 for the six months ended June 30, 2009.

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

Future Operations

Management projects that we will require a minimum of $22,500 to fund our operating expenditures for the next twelve month period.  Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period:

Marketing	$6,000
General and Administrative	$1,200
Legal and Accounting	$10,000
Assets	$2,000
Working Capital	$1,300
Total	$22,500

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

As at the six months period end June 30, 2009, the Company has not yet achieved profitable operations, has had accumulated net losses of $94,601since its inception, has a working capital deficiency of $60,378 and expects to incur further losses in the development of its business. Our cash on hand as at June 30, 2009 was $82.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: August 10, 2009

/s/ Gordon Clayton

---------------------------

Gordon Clayton

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)