Form 10-K
period 2009-12-31
China Interactive Education, Inc.
filed 2010-03-31
CIK 1363294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 333-134287

CHINA INTERACTIVE EDUCATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0643339
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Block C, Zhennan Road, South District
Zhongshan City, Guangdong Province
People’s Republic of China
(Address of principal executive offices)

(86) 0760-2819888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]            No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]            No [X]

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [   ]            No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ]            No [X]

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was not determinable.

There were a total of 65,000,000 shares of the registrant’s common stock outstanding as of March 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA INTERACTIVE EDUCATION, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of China Interactive Education, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “MenQ BVI” are to MenQ Technology Group Limited, a BVI limited company; (iii) “Wisegate” are to Wisegate International Limited, a BVI limited company; (iv) “MenQ HK” are to MenQ International Limited, a Hong Kong limited company; (v) “Clever Aim” are to Clever Aim Development Limited, a Hong Kong limited company; (vi) “MenQ China” are to MenQ Technology Limited, a PRC limited company; (vii) “SEC” are to the United States Securities and Exchange Commission; (viii) “Securities Act” are to Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “PRC” and “China” are to People’s Republic of China; (xi) “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China; (xii) “Renminbi” and “RMB” are to the legal currency of China; and (xiii) “U.S. dollar,” “$” and “US$” are to United States dollars.

PART I

ITEM 1.        BUSINESS.

Business Overview

We are an education solutions company that provides new era educational concepts, equipment and products to educational institutions including elementary, middle and high schools, professional training schools, and to individual students in China. We were organized to meet what we believe is an unmet need for educational resources throughout the PRC. Based on the PRC government’s statistical yearbook for 2007, the government invests more than $104 billion on education each year. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous national examinations, which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that this examination-oriented education has created a market for products to improve the efficiency and performance of students and teachers.

Our principal businesses include (1) the provision of new era e-classroom and e-library solutions; (2) the distribution of computer based educational learning products, or ELPs, embedded with Beijing Normal University’s educational materials in computer programs and with self developed wireless technology and (3) the design and manufacture of Global Positioning Service, or GPS, products via original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, based on self-developed technology.

On May 20, 2009, we entered into a three-year partnership agreement with Beijing Normal University, one of the top teaching universities in China with a 100-year history. Under this joint strategic partnership, we cooperate in the development of various aspects of information technology, or IT, applied in education. As a result of this collaboration, we founded the IT Applied in Education Institute in May, 2009 to conduct joint research and development of cutting edge interactive education methodologies and content, applying computer and internet technologies for use in education. The IT Applied in Education Institute focuses on the computerization of education systems and the digitization of supplemental study systems, including, but not limited to: (a) cost effective mini intelligent terminals and software suitable for access of high-speed 3G wireless networks; (b) terminals with embedded educational software platforms; (c) virtual experiment labs and sensor-based lab networks; and (d) specific internet service platforms for teachers and students. Under the partnership agreement, Beijing Normal University has authorized us to exclusively promote and distribute our jointly researched and developed products. We share the right to use such products, and we share 50% of the net profits from our sale of our jointly researched and developed products.

A majority of our revenues are derived from (1) sales of comprehensive sets of ELPs, including hardware with educational content certified and authorized by Beijing Normal University under the partnership agreement and (2) development fees from customers for providing educational content in computer programs. In the past, the majority of our revenue was generated from distributing our self-developed technologies in GPS and education products to overseas customers. Starting from 2009, we have been shifting our focus to the education market in the PRC. We plan to expand our sales network to all primary and secondary schools in all provinces of China with the help of educational policies, such as “The Tenth Five-Year Development Outline for Educational Information Technology,” for the development of IT in education and computerized teaching matters, and to the individual electronic ELP market.

Our company headquarters is located in southern China, in the City of Zhongshan in Guangdong Province and our sales offices are located in the Shenzhen Special Economic Zone and City of Guangzhou in Guangdong Province. In addition, we have relationships with several sales agents who market our products across China, pursuant to our form sales agent contract. Our customers are spread across China, but are primarily located in the coastal metropolitan regions including Guangzhou, Zhongshan & Beijing.

Our Corporate History and Background

We were originally incorporated on August 28, 2000 in the State of Delaware under the name Find the World Interactive, Inc. for the purpose of developing online internet community portals. However, we did not recognize any significant revenues from this business and only had nominal business activities from 2007, when we began considering other business ventures, including those in the nature of a public shell corporation, until we completed our reverse acquisition of MenQ BVI on December 11, 2009.

On November 17, 2009, we consummated the transactions contemplated by a purchase agreement, dated October 27, 2009, with Belmont Partners, LLC, or Belmont, pursuant to which Belmont acquired 3,076,500 shares of our common stock. At the closing of the transactions, Belmont controlled approximately 66.88% of our issued and outstanding capital stock on a fully-diluted basis, which resulted in a change of control of the Company.

Following the closing of the transaction with Belmont, on November 17, 2009 we entered into a securities purchase agreement with Belmont and Unique Invention Development Limited, or UIDL, pursuant to which Belmont agreed to sell to UIDL its 3,076,500 shares of our common stock, representing 66.88% of our issued and outstanding capital stock on a fully-diluted basis, for a purchase price of $310,000, which resulted in a change of control of the Company.

On December 4, 2009, we changed our legal domicile from Delaware to Nevada by merging into our wholly-owned subsidiary, China Interactive Education, Inc., which we established in the State of Nevada for the sole purpose of effecting the change of domicile to Nevada, which we deeded to be a more favorable jurisdiction with no state income tax. As a result of this reincorporation merger, our state of incorporation was changed to Nevada and our name was changed from Find the World Interactive, Inc. to China Interactive Education, Inc.

Acquisition of MenQ BVI

On December 11, 2009, we completed a reverse acquisition transaction through a share exchange with MenQ BVI and its sole shareholder, or the Shareholder, whereby we acquired 100% of the issued and outstanding capital stock of MenQ BVI in exchange for 60,400,000 shares of our common stock, which constituted 92.92% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, MenQ BVI became our wholly-owned subsidiary and the former shareholder of MenQ BVI became our controlling stockholder. The share exchange transaction with MenQ BVI was treated as a reverse acquisition, with MenQ BVI as the acquirer and China Interactive Education, Inc. as the acquired party.

Immediately following closing of the reverse acquisition of MenQ BVI, the Shareholder transferred 9,373,000 of the 60,400,000 shares issued to it under the share exchange to certain persons who provided services to MenQ BVI’s subsidiaries, pursuant to a share allocation agreement that the Shareholder entered into with such service providers on December 11, 2009.

Upon the closing of the reverse acquisition on December 11, 2009, Mr. Lam Hak Kwan, our sole director and officer, resigned as our director and from all offices of the Company that he held. On the same day, our board of directors increased the size of our board of directors to 5 members and appointed Messrs. Tiannan Chen, Ruofei Chen, Zijian Wu, Wei Dong He, and Yi Zhou to our board of directors at the effective time of the resignation of Mr. Lam to fill the vacancies created by Mr. Lam’s resignation and the increase in board size. In addition, our board of directors appointed Mr. Ruofei Chen as our Chief Executive Officer and President and Mr. Ting Pong Cheung as our Chief Financial Officer, effective immediately at the closing of the reverse acquisition.

As a result of our acquisition of MenQ BVI, we now own all of the issued and outstanding capital stock of MenQ BVI, which in turn owns Wisegate and its subsidiary, MenQ HK, and Clever Aim and its subsidiary, MenQ China. MenQ BVI is a private corporation incorporated on July 2, 2009 in the BVI under the name Mighty Genius Holding Limited. On September 8, 2009, the name of the company was changed to MenQ Technology Group Limited. It was principally established to serve as an investment holding company and its operations are carried out in the BVI.

Wisegate was established in the BVI on May 30, 2007. Its principal activities include licensing of patents of GPS technology, developing educational computer programming and serving as an intermediate holding company. MenQ HK was established on July 28, 2006 for the purpose of engaging in the development and sales of electronic products. Pursuant to a restructuring plan, on September 7, 2009, MenQ BVI became the holding company of Wisegate through the acquisition of 100% of the equity interests in Wisegate from its shareholders, including Mr. Ruofei Chen, our Chief Executive Officer, and on the same date, Wisegate acquired 100% of the equity interests in MenQ HK from Mr. Ruofei Chen and another minority shareholder, who are both PRC residents.

Clever Aim was established in Hong Kong on August 3, 2009 by MenQ BVI to serve as an intermediate holding company. MenQ China was established on December 25, 2008 for the purpose of engaging in the development and sales of electronic learning products. On October 10, 2009, also pursuant to the restructuring plan, MenQ BVI, through Clever Aim, acquired 100% of the equity interests in MenQ China from Mr. Ruofei Chen, our Chief Executive Officer, Mr. Tiannan Chen, our Chairman, and other minority shareholders, who are all PRC residents. On October 10, 2009, the local government of the PRC issued a certificate of approval regarding the change in shareholding of MenQ China and its transformation from a PRC domestic company to a wholly-foreign owned enterprise.

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries. The chart below presents our corporate structure.

Our Industry and Principal Market

Since the PRC was founded in 1949, the PRC government has considered education an important component of its economic and social development. Recently, with the emergence of its market economy, education has remained a priority in the PRC.

According to the National Bureau of Statistics of the PRC, the gross domestic product of the country in the fiscal year of 2009 was RMB 33.5 trillion. The average PRC family sets aside 10% of its savings for education according to the United Nations Educational, Scientific, and Cultural Organization. We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement. The education system in the PRC is under pressure to reform and develop. On March 14, 2004, the second session of the 10th National People’s Congress concluded that the PRC advocates “putting people first” as its development model. The PRC government set education as a strategic priority in the China Agenda for Education and has continuously invested in education. Based on the PRC government’s statistical yearbook for 2007, the government invests more than $104 billion on education each year.

The PRC central government, through the Ministry of Education, manages education in the country at a macro level. The Ministry of Education is responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating nationwide educational initiatives and programs; and guiding education reform countrywide. Provincial governments are left to implement policies at the micro level on a day-to-day basis, by managing basic education through development of teaching plans to supplement the coursework required by the Ministry of Education and funding of basic education in poorer areas.

Education is funded in different ways. Schools directly controlled by the central government are generally funded from the central financial pool; schools controlled by local governments are supported by local governments, the central government and fund raising projects initiated by these schools themselves; schools sponsored by township and village governments and by public institutions are mainly financed by the sponsoring institutions and subsidized by local governments; and private schools are funded by tuition from students and contributions from sponsors and donors.

In the PRC, primary and secondary education takes 12 years to complete, with six years of primary school, three years of middle school and three years of high school. Children generally begin primary school at the age of six. In 1986, the PRC government passed the Compulsory Education Law, which mandates nine years of compulsory education (grades 1 through 9) and requires provincial and local governments to take necessary steps to ensure that all students receive at least the required nine years of education. The goal of the Compulsory Education Law, as well as the subsequent guidelines, was to universalize lower education and to eliminate illiteracy among the population. According to the Bulletin of Statistics on National Educational Development in 1999 issued by the Ministry of Education, the nine-year compulsory education has covered 80% of the inception of compulsory education or incept of the People’s Republic. In 2002, the PRC began to aggressively incorporate English into its elementary school curriculum.

On March 3, 2004, the State Council approved and disseminated the 2003-2007 Action Plan for Invigorating Education in the 21st Century formulated by the Ministry of Education. The plan recognizes the need to make the PRC competitive in the world economy and provides a blueprint to accelerate educational reform and development in the PRC, based on the fundamental concepts of “Rejuvenating China through Science and Education” and “Reinvigorating China through Human Resource Development.” The objectives of the Action Plan are to establish a well-to-do society and perfect the socialistic market economy in the PRC. The plan aims to consolidate and universalize the nine-year compulsory education program and eradicate illiteracy, to continue educational reforms, to improve the quality of education and to provide a system designed to give access to the public to quality education. The plan emphasizes the use of information technology in education and training.

In addition to the above initiatives, since 2000 the PRC government has been implementing reform in education policy to change the orientation of the education system from one based on memory learning to a more individualized creative approach.

Our Growth Strategy

We believe that the market for educational products and services in China provide us with significant growth opportunities. We intend to pursue the following strategies to achieve our goal:

  Partnership with Beijing Normal University – We signed a partnership agreement with the top authority of modern teacher training in China, Beijing Normal University, to provide solutions for e-classroom technology and convert its education materials into computer programs embedded in our ELPs. In connection with our partnership agreement with Beijing Normal University, we plan to directly promote our e-classroom technology and the corresponding individual ELPs to the market.

  Penetration in Educational Institution Market – We plan to capitalize on the continual growth in China’s educational institution (primary and secondary schools) market. The industry is experiencing a transition from traditional teaching models to a new electronic, interactive-animated learning model, which falls into our strength: ELP. We are a technology innovator in electronic ELPs, and will continue to invest in R&D. We expect that our ELPs will supplement the traditional education solutions currently on the market for certain segments of the population, especially in rural areas where access to traditional educational resources is not easily available or affordable, and will help to increase our overall market share in the educational technology industry.

  Expansion Into Individual User Market – We intend to extend application of our e-classroom technology solutions to the individual user market. Our ELPs for schools and ELPs for the individual student can be linked via the internet. That way, the targeted students will be able to buy our ELPs for individuals to continue their study and learning in after-school or post-e-classroom time, wherever the student is located.

  Provision of Value Added Services – We plan to expand vertically. To complement our sale of ELP terminals, we provide the latest educational and vocational reference materials in many arenas on our website. Users of our ELP terminals can download such materials from our website to our ELP terminals. We expect revenue from such value added services to make up a significant portion of our future revenue.

  Pursuing Strategic Acquisitions and Internal Growth Initiatives – We expect that acquisitions will enable our geographic expansion, enhance our technological capabilities and competitive advantages, provide licensing and recurring revenue opportunities and propel our expansion into high growth markets such as rural regions. We also plan to leverage our relationships with our business partners such as Microsoft, Samsung and other suppliers of electronic components to seek to lower production cost by bundling our procurement based on our large production scale. We expect that collaboration with famous retail chain stores, such as Gome and Suning, will provide attractive cross-selling, cross-marketing and other opportunities.

Our Products and Services

In 2006 and 2007, through our Hong Kong subsidiary, MenQ HK, we largely engaged in the design, manufacture and distribution of our GPS products. We sold our self-developed GPS products via ODMs and OEMs to overseas customers.

During December 2008, we decided to expand our business again to develop computer based ELPs, by combining our developed technology in hardware design and computer engineering and experience in designing educational computer programming, and we formed our PRC operating subsidiary, MenQ China. In May 2009, we entered into the partnership agreement with Beijing Normal University, pursuant to which we have established a joint strategic partnership with Beijing Normal University to cooperate in the development of various aspects of IT applied in education. Since 2009, we have been shifting our focus to the education market in the PRC and MenQ HK will gradually switch from the GPS business to marketing our ELPs to customers outside China.

Through our PRC subsidiary, MenQ China, we are now primarily engaged in the research, development, production and sale of ELPs to educational institutions including elementary, middle and high schools and professional training schools, as well as to the individual students’ market in China. In 2009, we launched our portable computer embedded with educational programs, which we call an “Easy PC,” and further launched unique electronic learning products. Our products are embedded with unique computer programming combining the advantages of WinCE, our self-written encrypted computer programs and educational content authorized by Beijing Normal University.

For the fiscal year ended December 31, 2009 and 2008, we derived nearly 53.7% and nil of our total revenues from the sale of ELPs to the individual student’s market, 35.1% and 74.1% from the licensing of patents and related technology development services to institutional customers for educational computer programming and 11.2% and 25.9% from the sales of GPS products overseas respectively. We expect that the sales generated from the institutional market and individual students’ market will contribute approximately 62% and 37%, respectively, to our total revenue in 2010.

Our Interactive Classroom Solution (“ICS”) include:

Teaching Terminal	Projector
Electronic Whiteboard
Video Panel
Teacher Educational Computer
Mulit-media Platform
Teaching Server
High-speed Router

Learning Terminal	PCBOX with 19-inch Monitor Mobile E-book

Educational System	Teaching Resource Database
Interactive Education System
Teaching Library System
E-Library System
English Education Database

Our individual Educational Learning Products (“ELP”) include:

T12
-	LCD 7 inch touch screen
-	Samsung CPU: 400/533 Mhz
-	Built-in WiFi and LAN
-	Battery: 2000 mAh
-	Operating System: WinCE
-	Supports online video streaming
-	Includes Microsoft Office
-	Embedded educational program authorized by Beijing Normal University

Q8 (E901)
-	LCD 7 inch touch screen
-	Samsung CPU: 400/533 Mhz
-	RAM: 128MB; ROM: 2GB
-	Built-in WiFi and LAN
-	Battery: 4000 mAh
-	Operating System: WinCE
-	Supports online video streaming
-	Includes Microsoft Office
-	Embedded educational program authorized by
Beijing Normal University

V200 (E720)
-	LCD 7 inch touch screen
-	Samsung CPU: 400/533 Mhz
-	RAM: 128MB; ROM 2GB
-	Built-in WiFi and LAN
-	Battery: 4000 mAh
-	Operating System: WinCE
-	Supports online video streaming
-	Includes Microsoft Office
-	Embedded educational program authorized by
Beijing Normal University

Q680
-	LCD 10.2 inch touch screen
-	Samsung CPU: 1.2/1.6 Ghz
-	RAM: 1GB DDR II
-	Harddisk: SATA 160GB
-	Built-in WiFi and LAN
-	Battery: 3 cell Li-ion
-	Operating System: Windows XP
-	Supports online video streaming
-	Embedded educational program authorized by
Beijing Normal University

Our Other Product and Licensing Fee (“OPLF”) include:

P205 GPS Tracker
-	GSM /SMS communication or GPRS TCP/UDP connection
-	20 channels high sensitivity GPS module
-	Compact size, easy to hide and smaller than a name card
-	Supports single location reporting and continuous tracking
-	Supports check location by SMS and Internet

T200 GPS Tracker
-	GSM /SMS communication or GPRS TCP/UDP connection
-	20 channels high sensitivity GPS module
-	Compact size, easy to hide and smaller than a name card
-	Supports single location reporting and continuous tracking
-	Supports check location by SMS and Internet

V460 GPS
-	CPU: ARM9 application processor
-	SDRAM: 64MB
-	NAND flash: 64MB (maximum up to 4GB)
-	OS: Microsoft Windows CE 4.2 (or CE 5.0)
-	GPS patch antenna hidden in PND
-	Supports MP3 audio playback and voice record
-	Supports MPEG4 video playback and voice record (optional)

V350 GPS
-	CPU: ARM9 application processor
-	SDRAM: 64MB
-	NAND flash: 64MB (maximum up to 4GB)
-	OS: Microsoft Windows CE 4.2 (or CE 5.0)
-	GPS patch antenna hidden in PND
-	Supports MP3 audio playback and voice record
-	Supports MPEG4 video playback and voice record (optional)

We also maintain an entry website at www.515best.com to allow all customers to download the latest educational materials to their ELP terminals. The downloaded materials are programmed and encrypted, and thus are only able to run on our ELPs and equipment rather than other computers and equipment.

Supplier Relationships

We use manufactured electronic components in our products. The main hardware components of our products include Central Process Units, or CPUs, Read Assessable Memory, or RAM, hard disks, monitors, PC boards, IC Chips, and cases. We develop most of our own software, including drivers, embedded software, and application software, however we also utilize the WinCE operating system for our ELPs. The license fee of WinCE is lower than that of Windows XP.

We procure various electronic components from manufacturers of known brands so as to maintain the high and stable quality of our products. We have numerous suppliers and vendors of the components that are needed for our products. Because of the high level of competition among the suppliers, the prices of our principal components are relatively stable and we are able to purchase these raw materials at reasonable prices. We have entered into written contracts with several major suppliers and vendors.

The following is a list of our suppliers of for certain of our products during 2009:

Supplier	Primary Items Supplied
Avnet Sunrise Limited, an authorized distributor of Microsoft Corporation	WinCE License
Samsung Electronics Co. Ltd	CPUs, RAM and NAND FLASH Memory
Texas Instruments Corporation	Logic IC
Synaptics	Touchpad
Epson Toyocom Corporation	Crystal
Wolfson Microelectronics	Audio CODEC
Richtek Technology Corporation	Digital Camera
Cirrus Logic, Inc	LAN Controller

None of our suppliers accounted for more than 10% of the total cost of our goods sold in 2009.

Sourcing and Purchase of Materials

We source some of our hardware products through distribution contracts with certain PRC-based distributors, which together accounted for over 90% of the products that we sold in 2009. Our contract with SAN SUI Electronic (China) Co., Ltd. accounted for more than 10% of the products that we sold in 2009. As we are located in an area of China with a high concentration of electronics manufacturers, we do not expect any difficulty in finding replacement for these commercial relationships if we terminate any of them for any reason, including for any failure to meet our quality and timeliness requirements.

Our Customers and Marketing Efforts

The target customers of our ELPs are educational institutions and individuals. For institutional customers, we provide comprehensive solutions and equipment, such as e-classroom, which features an interactive capacity. We distribute comprehensive solutions to institutional clients via local governmental education departments and through our agents in the institutional education segment.

Distribution Channels

The following diagram details our current distribution channels of Interactive Classroom Solutions:

We market to institutional customers through various distribution channels, which currently include direct marketing with school users. In the future, we expect to expand our distribution channels through, local education department which is at city and village level of education department to manage the funding to governmental school in local area, local area distributors and National Center for Education Technology to penetrate to school in provincial and villages among in China.

The following diagram details of our current distribution channels of Education Learning Product:

We market to individual customers through various sales channels, which currently include agents, TV sales and department stores. In the future, we expect to expand ground selling and enter into more chain and department stores to conduct various types of promotion activities. For ground selling, we engage local agents or set up direct selling points in specific locations. We expect to control the distribution risk by replacing inefficient sales agents or setting up direct selling points. We expect that the cost of sales by TV will be flexible and controlled by us as it will be based on commission-based advertising contracts with such TV channels. At the same time, we will continue to utilize magazine and traditional TV advertisements to promote our ELPs. We also market our products by way of the following methods: (A) directly at conferences and events where we invite teachers, students and their families to learn about our education materials; (B) through various internet links and search engines; and (C) through fliers or coupons handed out to students in front of high schools and other major education institutions. We are also able to attract users by reputation and referrals from current students or users.

Distributors

We identify suitable and capable local area distributors for our ICS and ELP and enter into distribution agreements, usually for a term of one year. Local area distributors purchase wholesale priced solutions and products and sell them at sales points throughout China. We require our distributors to implement, monitor compliance with and enforce our distribution guidelines. Our distributors are independent third parties that do no pay us any fee other than the guarantee deposit and the purchase price for the purchase of our products, nor do we pay them any incentives or fee. The distributors can sell our competitors’ products.

Our distribution contracts usually contain the following terms:

Geographic Limitation – distributors must sell our solutions or products within a specific authorized location.

Guarantee sale volume – distributors guaranteed a specific monthly or yearly sales target according to the best estimation by the Company and distributors.

Payment and credit terms – payment and credit terms are on a case by case basis. The credit period is usually 60 days.

Performance – the Company typically retains the right to end the agreement if a distributor fails to meet sales targets.

Renewal and Termination – we can renew contracts at our discretion and can terminate contracts if contractual conditions including sales targets are not met.

Advertisement

We expense advertising costs for TV spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2009 and December 31, 2008 were $109,529 and $38,826, respectively.

Competition

We compete with a number of PRC and international companies that sell educational materials in the PRC market. Many of our competitors are larger, more established companies, may have diverse businesses and are better capitalized. In some cases, these are new companies that are entering the educational market in the PRC and may offer products and services at lower costs to build up market share. Noah Education Holdings Inc and BBK Educational Products Limited are the direct competitors in the ELP market with us.

We believe that we can be distinguished from our competitors because of the following competitive strengths:

  Unique role in the industry. We are the sole enterprise in PRC that built the IT Applied in Education Institute jointly with Beijing Normal University. As a leading teaching authority for all levels of education in the PRC, Beijing Normal University is able to provide various types of support including approved educational content, technology and marketing extra.

  Strong R&D capacity. We possess an experienced R&D team. Through years of technology accumulation, our R&D team developed many cutting edge technologies in various fields including embedded technologies, Easy PC students’ computers and education e-books. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements with our employees and we intend to register any registrable copyrights for this technology within the next year.

  Experienced management. Our management possess years of operating experience in the electronics industry. Our Chief Executive Officer, Mr. Chen, is especially experienced in marketing. His track record includes leading sales of Aido Electronics to reach RMB 3 billion per year in the 1990s and propelling annual turnover of Nintaus Communication Group to RMB 4 billion.

  Unique form of products. Our major products include education solutions to institutional users based on our self-designed and developed hardware and software; and computer based ELPs embedded with Beijing Normal University’s education materials in computer programs and with our self-developed wireless technology. We are not aware of any similar, competing solutions and products in the market. To the institutional user, we provide a comprehensive educational solution in hardware, including an electronic white board with educational content, a teaching terminal to provide an immediate communication between teacher and students, and a multi-media platform to provide innovative learning style. To the individual user, we provide certified content by Beijing Normal University and wireless communication in the product to enhance the continuity between in-and-out of classroom learning.

  Stability of our systems. The high stability and security of our systems make them easier to maintain. Our ELPs are based on the operating system of WinCE developed by Microsoft and embedded with our self-developed educational programs. The advantage of WinCE is that it is comparably more stable than other operating systems due to its lower hardware requirements and the lack of specific computer viruses that attack WinCE-operated computers. Since our computer software is self-developed and based on WinCE and our specified configuration of hardware, we believe we can better protect our copyright and other intellectual property rights in our software embedded in the ELPs.

  Advanced software. Through our collaboration with Beijing Normal University, we offer a wider variety of advanced educational software. Based on new era educational methodologies co-developed with Beijing Normal University, we convert education syllabi and materials authorized by Beijing Normal University in different styles of presentation instead of a purely textbook format to improve the targeted individual’s efficiency in studying. For example, we added animation and multi-media to present materials to students and we developed laboratory- simulation computer software which provides a virtual laboratory environment that acts as a substitute for traditional scientific labs for students to do simple scientific experiments virtually.

Our targeted markets are divided into educational institution users to which we provide educational technology solutions and individual users to whom we provide mobile ELPs which can be linked together with their classroom learning via the internet. Our current direct competitors, such as Noah Educational Holdings Inc and BBK Educational Products Limited, only focus on the supplementary ELPs for individual users, like English Electronic Translator and Touch-and-Read Learning Products. Our coverage is more comprehensive and hence our potential market is bigger. We also have products that link the targeted markets together. We expect to engage in a mass marketing campaign and build up an association to promote this new educational method. With the support of Beijing Normal University, we intend to promote our educational technology solutions to respective schools all over China.

Research and Development

Our research and development activities focus on developing new products and technologies. We currently have 23 employees dedicated to research and development. We expect to provide additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

We also maintain our joint strategic partnership with Beijing Normal University pursuant to which we cooperate with them in the development of various aspects of IT applied in education.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements with our employees. We require our employees to enter into agreements to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property.

In addition, we have been granted five-year exclusive rights to several patents and copyrights for self-developed GPS technology by our Chief Executive Officer, Mr. Ruofei Chen, and our Chief Technology Officer, Mr. Yi Zhou which we have used in connection with the operations of MenQ HK.

We also have the right to use the Japanese educational brand name, AKAI, pursuant to an agreement with AKAI Electronic (China) Co., Ltd. Currently we distribute our products via the AKAI brand. In addition, we currently distribute our products under the brand,  “五好学生,” for which we applied for trademark registration. We intend to distribute our products under this brand as soon as we have generated market recognition of our institutional and individual electronic learning products.

Regulation

Because our principal operating subsidiary, MenQ China, is located in the PRC, our ELP business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

The PRC central government, through the Ministry of Education, manages education in the country at a macro level. The Ministry of Education is responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating nationwide educational initiatives and programs; and guiding education reform countrywide. Provincial governments are left to implement policies at the micro level on a day-to-day basis, by managing basic education through development of teaching plans to supplement the coursework required from the Ministry of Education and funding of basic education in poorer areas. Provincial level governments have the main responsibilities for implementing basic education on a day to day basis. Since 1978, the PRC government has promulgated a number of administrative regulations relating to education.

The Administrative Measures on Software Products promulgated by the PRC Ministry of Information Industry, or MII, on October 27, 2000 regulate the development and sale of computer software or software embedded in information systems or equipment provided to users and computer software in conjunction with computer information systems integration or application services or other technical services in China. The measures prohibit the development, production, sale, export or import of software products that infringe third-party intellectual property rights, contain computer viruses, endanger the safety of computer systems, contain content prohibited by the PRC government or do not comply with applicable software standards of the PRC. All software products to be sold or operated in China must be tested by a testing organization authorized by the MII and approved by, and registered with, the MII or its provincial-level counterparts. Such registration is valid for a five-year period and can be renewed. The measures also require software product manufacturers to have a business scope that includes computer software business (including software technology development or production of software products), have the conditions and technical strength for software production, and have a fixed production base and the procedures and capability to guarantee product quality. We are in compliance with the foregoing requirements.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

Since China’s new Enterprise Income Tax Law, or the EIT Law, and its implementing rules became effective on January 1, 2008, China has imposed a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national EIT rate of 15%. The Administrative Measures for Assessment of High-New Tech Enterprises and Catalogue of High/New Tech Domains Strongly Supported by the State (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation, set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the EIT Law. MenQ China, which was incorporated in 2008, is currently subject to the 25% EIT rate.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Our Business – Under the EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. MenQ China is considered an FIE and is directly held by our subsidiary in Hong Kong, Clever Aim. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Clever Aim by MenQ China, but this treatment will depend on our status as a non-resident enterprise.

Environmental Matters

Our operations are not subject to any environmental regulations.

Employees

As of December 31, 2009, we employed a total of 420 employees. The following table sets forth the number of our employees by function.

Function	Number Of Employees
Sales and Marketing Department	30
Customer Service Department	10
Technical Development Department	23
Educational Material Editing Department	63
Financial Department	6
Administrative Office	24
Production	264
Total	420

We consider our relations with our employees to be good. None of our employees is represented by a labor union.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to make monthly contributions to the plan for each employee at the rate of 23% of his or her average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under Item 1A, “Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.”

ITEM 1A.      RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We have a short operating history.

We have only been in the education solutions business since 2008. Although our R&D personnel has a combined experience in the high-tech industry of over 20 years, we may not succeed in implementing our business plan successfully because of competition from domestic and foreign market entrants, failure to maintain a technological need, termination of our collaborative arrangement with Beijing Normal University, failure of the market to accept our products, or other reasons. Therefore, you should not place undue reliance on our past performance as they may not be indicative of our future results.

Our products often are subject to testing, inspection and approval.

We frequently supply ELPs and educational solutions pursuant to sales agreements with educational institutions. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance

We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows provides us with stable funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the PRC economy, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, as demand for our products and services may decrease from a slow-down in the general economy, or supplier or customer disruptions may result from tighter credit markets.

Our business is subject to the health of the PRC economy and our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

The purchase of educational materials is largely discretionary and dependent upon the ability and willingness of families or students to spend available funds on extra educational products to prepare for national examinations. A general economic downturn either in our market or a general economic downturn in the PRC could have a material adverse effect on our revenue, earnings, cash flow and working capital.

In addition, many schools in the PRC, especially those in rural areas, do not have sufficient funds to purchase textbooks, educational materials or computers to use our web-based educational portal. In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products or may allocate funds to programs which are different from our products. Our failure to be able to sell our products and services to students in certain areas of the PRC may inhibit our growth and our ability to operate profitably.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance our product offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis. In addition, a lack of additional financing could force us to substantially curtail operations.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection could affect our liquidity.

We extend credit to some of our institutional customers while generally requiring no collateral. Generally, our institution customers pay in installments, with a portion of the payment upfront and a portion of the payment after delivery of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the delivery of such products. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected. In response to the recent economic downturn beginning in late 2007, we tightened the terms of our credit to customers and shortened customer payment schedules in order to reduce our exposure to possible bad debt. In addition, have turned down some opportunities that we believed carried unfavorable payment terms. We believe that we will be able to collect current amounts due from our customers.

If Beijing Normal University does not renew or violates our partnership agreement with it, or if it enters in similar arrangements with our competitors, our business could be disrupted and we may have to resort to time consuming and expensive litigation to enforce our rights.

Our operations are currently dependent upon our joint strategic partnership with Beijing Normal University. Pursuant to our agreement, we are required to pay Beijing Normal University no less than RMB 1,000,000 (approximately, $147,060) per year for research and development costs. Our inability or failure to fulfill our minimum payment obligations under the partnership agreement would result in a breach of such agreement and could cause the significant disruption or discontinuation of our business, or adversely affect our reputation in the market in which we operate. Furthermore, if Beijing Normal University is unwilling or unable to perform its obligations under the partnership agreement, including but not limited to: its obligation to provide us with research and development support; its authorization of us to exclusively promote and distribute its independently developed products, as well as our jointly researched and developed products under the partnership agreement; and its agreement to give us a 50% share of the net profits from our sale of jointly researched and developed products, then we may not be able to conduct our operations in the manner currently planned. The term of our agreement with Beijing Normal University terminates in May, 2012. Moreover, the agreement does not prohibit the University from entering into similar agreements with others. If we are unable to renew this commercial arrangement on favorable terms, or to enter into similar agreements with other parties, or if the University enters into similar arrangements with our competitors, our business may not be able to operate or expand, and our operating expenses may significantly increase.

If the distributors from whom we source some of our products fail to perform their contractual obligations, our ability to provide products and services to our customers, as well as our ability to obtain future business, may be harmed.

Many of our contracts are subcontracts with domestic distributors from which we source some of our hardware products. For example, our contract with Shenzhen Landa company Ltd accounted for more than 10% of the products we sold in 2009. There is a risk that we may have disputes with such distributors, including disputes regarding the quality and timeliness of work performed by them. A failure by one or more of them to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Ruofei Chen, our Chief Operating Officer, Mr. Wei Dong He, our Chief Technology Officer, Mr. Yi Zhou, and our Chief Financial Officer, Mr. Ting Pong Cheung. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

We do not carry business interruption or other insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim again a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

  variations in profit margins attributable to product mix;
  changes in the general competitive and economic conditions;
  delays in, or uneven timing in the delivery of, customer orders; and
  the introduction of new products by us or our competitors.

Period to period comparisons of our results should not be relied on as indications of future performance.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of trade secret laws and confidentiality procedures to protect the patents, copyrights and technological know-how that comprise our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property. We have been granted five-year exclusive rights to several patents and copyrights for self-developed GPS technology by our Chief Executive Officer, Mr. Ruofei Chen, and our Chief Technology Officer, Mr. Yi Zhou, which we have used in connection with the operations of MenQ HK. We also have the right to use the Japanese educational brand name of AKAI, pursuant to an agreement with AKAI Electronic (China) Co., Ltd. and we have applied for a trademark registration to distribute our products under the brand “五好学生,” for which we applied the trademark registration. A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all and we may not be able to comply with the Administrative Measures on Software Products promulgated by the MII. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. Licensors and collaborators, including name brand manufacturers and Beijing Normal University, may terminate their licensing or collaborative arrangements with us, in which case we will lose the right to use the brand names of these parties.

If we are unable to respond to the rapid changes in our industry and changes in our customers’ requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, technological developments, or customer requirements, we could lose customers and market share. Like other high-tech industries, the education technology solutions industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the education technology solutions industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

  enhance our existing products and services;

  anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations could be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers.

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue in some regions in the PRC, based on the academic year and the tendency of parents and students to make purchases relating to their education just prior to or at the beginning of the school year in the autumn. Moreover, our revenues are usually higher in the second half of the year than in the first half of the year and the second quarter is usually the slowest quarter because China’s educational institutions normally procure ELPs in first and third quarters. Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

If the PRC government curtails spending in education, our business and financial condition will suffer.

We believe that education will continue to be a national priority in China. However, China sets national priorities based on a complex set of considerations, including political considerations. If for unforeseen reasons the PRC government realigns its national priorities and as a result curtails spending in education, the market for our products and services will likely be adversely affected.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  level of government involvement in the economy;
  control of foreign exchange;
  methods of allocating resources;
  balance of payments position;
  international trade restrictions; and
  international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC and Hong Kong. Our principal operating subsidiary, MenQ China, is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.

However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but MenQ BVI and Clever Aim are BVI companies, and our principal operating subsidiary, MenQ China, is located in the PRC. Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Although our revenues in fiscal year 2008 were earned by MenQ HK, substantially all of our revenues during the 2009 period and beyond will be earned by MenQ China, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of MenQ PRC constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On September 21, 2009, Mr. Haiqi Liu, the owner of approximately 78.5% of our issued and outstanding common stock, entered into an option agreement with Future Billion Limited, a British Virgin Islands company owned and controlled by the original shareholders of MenQ HK and MenQ China, including Mr. Tiannan Chen, our Chairman, Mr. Ruofei Chen, our Chief Executive Officer, Mr. Yi Zhou, our Chief Technology Officer, and Mr. Zijian Wu, one of our directors, pursuant to which Future Billion Limited was granted an option to purchase all shares of our common stock currently owned by Mr. Liu. Future Billion Limited may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the reverse acquisition of MenQ BVI and ending on the fifth anniversary of the date thereof.

After Future Billion Limited exercises this option, the original shareholders of MenQ HK and MenQ China, or the Founders, will, through their ownership of Future Billion Limited, be our controlling stockholders. Their acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. The Founders will also be required to make filings with the Beijing SAFE to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

The PRC regulatory authorities may take the view that the Acquisition and the reverse acquisition of MenQ BVI are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the Founders will become majority owners and effective controlling parties of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition of MenQ BVI and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the EIT Law effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make most of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our Articles of Incorporation and Bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Our Articles of Incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our Articles of Incorporation and Bylaws also contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

  deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

  require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

  allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholder holds a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without his approval.

Mr. Haiqi Liu is the beneficial owner of approximately 78.50% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.        PROPERTIES.

We occupy our principal executive offices in Zhongshan City, China, pursuant to a 3-year lease agreement with Zhongshan Weiling Textile Limited. During the first year of the lease, the leased premises consist of approximately 4,360 square meters of administrative, operational and storage space. During the second and third years of the lease, the leased premises will be increased to 5,232 square meters. The monthly rent for the first year of the lease is RMB 6 per square meter, or RMB 26,160 (approximately $3,847) per month, and the monthly rent for the second and third years of the lease is RMB 9 per square meter, or RMB 47,088 (approximately $6,925) per month. The premises also includes approximately 3,300 square meters of dormitory space. The lease agreement commenced on April 12, 2009 and expires on April 11, 2012. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

ITEM 3.        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.        (REMOVED AND RESERVED).

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CIVN” on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority, however there is not currently, nor has there ever been, an active trading market for our common stock, and no information is available for the prices of our common stock, as reported by www.quotemedia.com. The CUSIP number for our common stock is 16890F 105.

Approximate Number of Holders of Our Common Stock

As of March 25, 2010, there were approximately 53 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6.        SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an education solutions company that provides new era educational concepts, equipment and products to educational institutions including elementary, middle and high schools, professional training schools, and to individual students in China. We were organized to meet what we believe is an unmet need for educational resources throughout the PRC. Based on the PRC government’s statistical yearbook for 2007, the government invests more than $104 billion on education each year. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous national examinations, which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that this examination-oriented education has created a market for products to improve the efficiency and performance of students and teachers.

Our principal businesses include (1) the provision of new era e-classroom and e-library solutions; (2) the distribution of computer based ELPs embedded with Beijing Normal University’s educational materials in computer programs and with self developed wireless technology and (3) the design and manufacture of GPS products via ODMs and OEMs based on self-developed technology.

On May 20, 2009, we entered into a three-year partnership agreement with Beijing Normal University, one of the top teaching universities in China with a 100-year history. Under this joint strategic partnership, we cooperate in the development of various aspects of IT applied in education. As a result of this collaboration, we founded the IT Applied in Education Institute in May, 2009 to conduct joint research and development of cutting edge interactive education methodologies and content, applying computer and internet technologies for use in education. The IT Applied in Education Institute focuses on the computerization of education systems and the digitization of supplemental study systems, including, but not limited to: (a) cost effective mini intelligent terminals and software suitable for access of high-speed 3G wireless networks; (b) terminals with embedded educational software platforms; (c) virtual experiment labs and sensor-based lab networks; and (d) specific internet service platforms for teachers and students. Under the partnership agreement, Beijing Normal University has authorized us to exclusively promote and distribute our jointly researched and developed products. We share the right to use such products, and we share 50% of the net profits from our sale of our jointly researched and developed products.

A majority of our revenues are derived from (1) sales of comprehensive sets of ELPs, including hardware with educational content certified and authorized by Beijing Normal University under the partnership agreement and (2) development fees from customers for providing educational content in computer programs. In the past, the majority of our revenue was generated from distributing our self-developed technologies in GPS and education products to overseas customers. Starting from 2009, we have been shifting our focus to the education market in the PRC. We plan to expand our sales network to all primary and secondary schools in all provinces of China with the help of educational policies, such as “The Tenth Five-Year Development Outline for Educational Information Technology,” for the development of IT in education and computerized teaching matters, and to the individual electronic ELP market.

Our company headquarters is located in southern China, in the City of Zhongshan in Guangdong Province and our sales offices are located in the Shenzhen Special Economic Zone and City of Guangzhou in Guangdong Province. In addition, we have relationships with several sales agents who market our products across China, pursuant to our form sales agent contract. Our customers are spread across China, but are primarily located in the coastal metropolitan regions including Guangzhou, Zhongshan & Beijing.

2009 Financial Performance Highlights

Commencing the second half of fiscal year 2008 through the 2009 fiscal year, we faced a slowdown in overseas sales of our GPS series of products, which led to a decline in sales orders. However, since May 2009 we have changed our focus to commence our new business line of ELP sales, which resulted in increased revenues in 2009.

The following are some financial highlights for the 2009 fiscal year:

  Net Sales: Net sales increased $12.6 million, or 85%, to $27.5 million for the fiscal year ended December 31, 2009 from $14.8 million last year.

  Gross Margin: Gross margin was 48% for the fiscal year ended December 31, 2009, as compared to 59% last year.

  Net Income: Net income increased $2.1 million, or 31%, to $8.9 million for the fiscal year ended December 31, 2009, from $6.8 million last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.14 for the fiscal year ended December 31, 2009, as compared to $0.11 last year.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

  Product Development and Brand Recognition. We believe that in order to compete effectively in our product and services market, we need to constantly improve the quality of our products and deliver new products. As such, we face the challenge of expanding our research and development capacity. We need to maintain a strong and sufficient research and development team and identify the right directions for our research and development. We also face the long-term challenge of developing our brand recognition. In addition to providing high quality products and effective project execution, we believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels and engage in more sophisticated marketing. With adequate funding, we plan to acquire a number of competitors that are strong in direct sales and channels to compliment our strengths in product design, integration, and implementation. We believe that this strategy would result in driving our strength in products and services to a wider client base.

Taxation

United States, the BVI and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

MenQ BVI and Wisegate are incorporated in the BVI, but are not subject to taxation in that jurisdiction.

MenQ HK and Clever Aim are incorporated in Hong Kong and are subject to Hong Kong profits tax at 16.5% on its income generated from Hong Kong.

China

Since China’s EIT Law and its implementing rules became effective on January 1, 2008, China has imposed a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national EIT rate of 15%. The Administrative Measures for Assessment of High-New Tech Enterprises and Catalogue of High/New Tech Domains Strongly Supported by the State (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the EIT Law.

MenQ China, which was incorporated in 2008, is subject to the EIT Law and is currently subject to the 25% EIT rate.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Our Business – Under the EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. MenQ China is considered an FIE and is directly held by our subsidiary in Hong Kong, Clever Aim. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Clever Aim by MenQ China, but this treatment will depend on our status as a non-resident enterprise.

During the years ended December 31, 2009 and 2008, Wisegate generated patent license fee and related service revenue from PRC resident enterprises. According to the PRC Income Tax Law on Foreign Invested Enterprises and Foreign Enterprises, which was effective for periods before January 1, 2008, and the EIT Law, which has been effective from January 1, 2008, the Company is generally subject to a withholding income tax at 20% on its patent license fee and service revenue generated from PRC resident enterprises. As Wisegate has no permanent establishment within the PRC, it is allowed a reduced withholding income tax rate of 10% according to the relevant regulation on the implementation of the PRC income tax law.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales	$27,488,837	100%	$14,844,024	100%

Cost of sales	14,183,238	52%	6,153,524	41%

Gross profit	13,305,599	48%	8,690,500	59%

Selling, General and Administrative Expenses	1,557,081	6%	745,562	5%

Income from operations	11,748,518	42%	7,944,938	54%

Merger expenses	1,128,000	4%	-	0%

Other income	1,015	0%	35,146	0%

Income before income taxes	10,621,533	38%	7,980,084	54%

Income taxes	1,721,085	6%	1,162,393	8%

Net income	$8,900,448	32%	$6,817,691	46%

Net Sales. Our sales revenue increased to $27.5 million in the fiscal year ended December 31, 2009 from $[14.8] million last year, representing a [85]% increase year-over-year. This increase was mainly due to the introduction of a new business line, ELP sales, commenced in 2009. We generated 53.7% and 35.1% of our revenue from ELP sales and development fee respectively during fiscal year of 2009 and compared to nil and 74.1% respectively in 2008.

Cost of Sales. Our cost of sales increased $8.0 million, or 130%, to $14.2 million in the fiscal year ended December 31, 2009 from $6.2 million in 2008. The cost of goods sold per sales ratio changed from 41.5% to 51.6%, mainly due to discount of our selling price in order to have mass sold quantity in the 4th quarter of 2009.

Gross Profit and Gross Margin. Our gross profit increased $4.6 million, or 53.1%, to $13.3 million in the fiscal year ended December 31, 2009 from $8.7 million in 2008. Gross profit as a percentage of net revenue was 48.4% and 58.6% for the fiscal years ended December 31, 2009 and 2008, respectively. The decrease in the gross margin was primarily due to discount of our selling price in order to have mass sold quantity in the 4th quarter of 2009.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $0.8 million, or 108.9%, to $1.6 million in the fiscal year ended December 31, 2009 from $0.8 million in 2008. This increase was mainly due to expenses incurred in connection with the establishment and initial operation of MenQ China in 2009. We expect selling, general and administrative expenses to stay within the normal range as we plan to increase the number of employees in anticipation of growing business demand.

Merger expenses. Merger expenses increased $1.1 million in the fiscal year ended December 31, 2009 while there was nil in 2008. The merger expenses represents an one-off share based compensation to consultants who guided the Company in the closing of reverse merger on December 15, 2009.

Other Income. Other income decreased $34,131, or 97.1%, to $1,015 in the fiscal year ended December 31, 2009 from $35,146 in 2008. The decrease was primarily due to the decrease of interest rate in China and decrease of cash and cash equivalent balance in both fiscal years.

Income Before Income Taxes. Our income before income taxes increased by $2.7 million, or 33.3%, to $10.6 million in the fiscal year ended December 31, 2009 from $8.0 million last year. The reason for such an increase was mainly due to the introduction of a new business line, ELP sales, commenced in 2009.

Income Taxes. We incurred income tax expenses of $1.7 million and $1.2 million in the fiscal years ending December 31, 2009 and 2008, respectively, an increase of 48.1%. See “Taxation” above for more information.

Net Income. In the fiscal year ended December 31, 2009, we generated a net income of $8.9 million, an increase of $2.1million, or 30.8%, from $6.8 million in 2008, as a result of the factors described above.

Liquidity And Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $351,544, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flow
(all amounts in U.S. dollars)

	Year Ended December 31,
	2009	2008
Net cash provided by operating activities	$4,905,588	$6,824,547
Net cash (used in) investing activities	(290,789)	(163,405)
Net cash (used in) financing activities	(4,700,756)	(6,471,822)
Effects of Exchange Rate Change in Cash	(2,499)	13,894
Net Increase (Decrease) in Cash and Cash Equivalents	(88,456)	203,214
Cash and Cash Equivalent at Beginning of the Year	440,000	236,786
Cash and Cash Equivalent at End of the Year	$351,544	$440,000

Operating activities

Net provided by in operating activities was $4.9 million for the year ended December 31, 2009, as compared to $6.8 million net cash provided by operating activities for 2008. The decrease in net cash provided by operating activities was mainly due to increase in the accounts receivable relating to our ELP sales in 2009 4th quarter.

Investing activities

Net cash used in investing activities for the year ended December 31, 2009 was $290,789, as compared to $163,405 net cash used in investing activities in 2008. The increase in net cash used in investing was mainly attributable to acquisition of plant and equipment during 2009.

Financing activities

Net cash used in financing activities for the year ended December 31, 2009 was $4.7 million, as compared to $6.5 million net cash used in financing activities in 2008. The decrease in net cash used in financing was mainly attributable to repayment of amount due from a director in fiscal year of 2008.

We believe that our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

On May 20, 2009, we entered into the partnership agreement with Beijing Normal University. Pursuant to the partnership agreement, we are required to pay no less than RMB 1 million (approximately USD$147,060) per year to Beijing Normal University for research and development purposes. We were required to pay RMB 300,000 (approximately USD$44,200) within 15 working days after the establishment of the IT Applied in Education Institute and are required pay the remaining amount in no less than RMB 150,000 (approximately USD$22,060) increments every three months. This agreement is for a term of three years. On August 2, 2009, we entered into a supplemental agreement with Beijing Normal University, pursuant to which we agreed to share 50% of the net profits from our sale of jointly researched and developed products under the partnership agreement.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

We may experience seasonal fluctuations in our revenue in some regions in the PRC, based on the academic year and the tendency of parents and students to make purchases relating to their education just prior to or at the beginning of the school year in the autumn. Moreover, our revenues are usually higher in the second half of the year than in the first half of the year and the second quarter is usually the slowest quarter because China’s educational institutions normally procure ELP in first and third quarters. Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition
Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Revenue from providing technology development services and granting the technology patent right to its customer is recognized net of sales discounts and returns and business taxes once the services had been rendered to its customers and the Company has the right to receive the income. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers. The price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

Use of estimates
The preparation of the these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Accounts receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company uses an allowance for doubtful accounts to account for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Intangible assets
The Company’s intangible assets include five-year exclusive rights to a computer programming technology under several patents. The Company amortizes these exclusive rights on a straight-line basis over 5 years pursuant to FASB ASC Subtopic 350-30, General Intangibles Other Than Goodwill. Under ASC 350-30-35, intangibles with definite lives are to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Impairment of long-lived assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Comprehensive income
FASB ASC Topic 220, Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from foreign currency translation adjustments.

Foreign Currency
The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HK$), being the lawful currency in the PRC and Hong Kong. Assets and liabilities are translated into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	2009	2008
Balance sheet items, except for equity accounts:	US$1=RMB6.8282	US$1=RMB6.8346
	US$1=HK$7.7805	US$1=HK$7.780

Items in the statements of income and cash flows:	US$1=RMB6.8311	US$1=RMB7.0696
	US$1=HK$7.7819	US$1=HK$7.8603

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Stock based compensation
The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

Recent Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, Effective Date of FASB Statement 157), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Tiannan Chen	44	Chairman
Ruofei Chen	48	Director, Chief Executive Officer and President
Zijian Wu	37	Director
Ting Pong Cheung	30	Chief Financial Officer, Treasurer and Secretary
Wei Dong He	45	Director and Chief Operating Officer
Yi Zhou	36	Director and Chief Technology Officer

Mr. Tiannan Chen. Mr. Chen has been our Chairman since the closing of our reverse acquisition of MenQ BVI on December 11, 2009 and has been the Chairman of MenQ China since its inception in December 2008. Prior to joining us, Mr. Chen served as the Chairman of Zhongshan City Yue He Real Estate Development Limited from 1999 to 2006. Mr. Chen also served as the Chairman of Guangdong IDOU Electronic Company Limited from 1995 to 1999.

Mr. Ruofei Chen. Mr. Chen has been our Chief Executive Officer and President and member of our board of directors since the closing of our reverse acquisition of MenQ BVI on December 11, 2009 and has been the Chief Executive Officer and a director of MenQ HK since 2006. He has also served as the President of MenQ China since its inception in December 2008. Prior to joining us, Mr. Chen served as President of Shenzhen Kang Meisi Digital Group Company from 2002 to 2005. He served as General Manager of Nintaus Electrical Appliances Co. Ltd (listed company in China) from 1998 to 2001, where he was responsible for acquisitions and strategy development affairs. >From 1995 to 1998, Mr. Chen served as General Manager of Gongdong IDUO Electronic Company and IDUO Telecommunication Company. Mr. Chen has been responsible for making strategic decisions on major corporate issues and overlooking the comprehensive operations and market expansion for the Company. Mr. Chen is also the owner of Shenzhen MenQ Science and Technology Limited, a company that was mainly engaged in the trading of electronic components and has been inactive since 2008.

Mr. Zijian Wu. Mr. Wu has been a member of our board of directors since the closing of our reverse acquisition of MenQ BVI on December 11, 2009. He is responsible for strategic planning and development of the Company. Mr. Wu has over 10 years experience in international business fields. Prior to joining us, Mr. Wu served as head of international business department in Agricultural Bank of China Zhongshan Branch from 1993 to 2006. Mr. Wu hold a Bachelor’s degree in Economic Management from the National Sue Yat-sen University.

Mr. Ting Pong Cheung. Mr. Cheung has been our Chief Financial Officer, Treasurer and Secretary since the closing of our reverse acquisition of MenQ BVI on December 11, 2009 and has served as Chief Financial Officer of MenQ China since September 2009. Mr Cheung possesses experience in both US GAAP and fund raising activities. Prior to his appointment, Mr. Cheung served as an auditor in the Assurance and Advisory Services in one of the Big Four international accounting firms from 2003 to 2009. In this capacity, he supervised several audits and IPO engagements involving reputable, large-cap listed companies, in particular, US listing candidates and NYSE listed companies. Mr. Cheung was mainly responsible for assuring internal controls, reviewing financial reporting standards of listed companies and advising clients on accounting issues. Mr. Cheung is registered as a Hong Kong Certified Public Accountant. Mr. Cheung holds a Bachelor’s degree in Business Administration from the City University of Hong Kong.

Mr. Wei Dong He. Mr. He has been our Chief Operating Officer and a member of our board of directors since the closing of our reverse acquisition of MenQ BVI on December 11, 2009 and has served as the Chief Operation Officer and a General Manager of MenQ HK since 2006. Prior to joining us, Mr. He served as Vice General Manager of Shantou IDUO Electronic Company from 2002 to 2006. He served as Head of International Business in Industrial and Commercial Bank of China Limited Zhongshan Branch from 1988 to 1997. Mr. He holds a Bachelor’s degree in Applied Mathematics from the National Sue Yat-sen University.

Mr. Yi Zhou. Mr. Zhou been our Chief Technology Officer and a member of our board of directors since the closing of our reverse acquisition of MenQ BVI on December 11, 2009 and has served has the Chief Technical Officer and a director of MenQ HK since 2006. Mr. Zhou has over 10 years experience in R&D and engineering of electronic appliances. Prior to joining us, Mr. Zhou served as General Manager of Shenzhen Fuge Investment & Development Co., Ltd from 2003 to 2005. From 2002 to 2003, he served as Vice General Manager of Shenzhen Kang Meisi Digital Group Company and from 1997 to 2000 he served as Manager of Business Development of Xichuan Xi Gao Group Company. Mr. Zhou holds a Bachelor’s degree in Electric Engineering from the University of Sichuan and a Master’s of Economic and Business Management from the Faculty of Business in Southwest University.

Except as noted above, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of, any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(A) of the Exchange Act.

Code of Ethics

We have not adopted a code ethics. However, we intend to adopt a code of ethics in the future. We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Total ($)
Ruofei Chen, CEO and President (1)	2009	4,391	4,391
	2008	0	0
Lam Hak Kwan, former Chief Executive Officer(2)	2009	0	0
	2008	0	0
Joseph Meuse, former Chief Executive Officer(3)	2009	0	0
	2008	0	0
Gordon Clayton, former Chief Executive Officer(4)	2009	0	0
	2008	0	0

(1)

On December 11, 2009, we acquired MenQ BVI in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Ruofei Chen became our Chief Executive Officer and President. Prior to the effective date of the reverse acquisition, Mr. Chen served as Chief Executive Officer of MenQ BVI’s operating subsidiaries. The annual, long term and other compensation shown in this table include the amount Mr. Chen received from such subsidiaries prior to the consummation of the reverse acquisition.

(2)	Mr. Lam resigned from all offices he held with us and from his position as our director upon the closing of the reverse acquisition of MenQ BVI on December 11, 2009.

(3)	Mr. Meuse served as our Chief Executive Officer and sole director from November 17, 2009 until his resignation and appointment of Mr. Kam on November 17, 2009.

(4)	Mr. Clayton served as our Chief Executive Officer and sole director from our inception on August 28, 2000 until his resignation and appointment of Mr. Meuse on November 17, 2009.

Summary of Employment Agreements and Material Terms

Prior to our reverse acquisition of MenQ BVI, our operating subsidiaries were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders. In addition, each employee is required to enter into an employment agreement. Accordingly, all our employees, including Mr. Ruofei Chen, our Chief Executive Officer, Mr. Ting Pong Cheung, our Chief Financial Officer, Mr. Wei Dong He, or Chief Operating Officer and Mr. Yi Zhou, our Chief Technology Officer, have executed our employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Chen’s employment agreement provides for an annual salary of RMB360,000 (approximately $52,940) and Mr. Cheung, Mr. He and Mr. Zhou’s employment agreements provide for an annual salary of RMB240,000 (approximately $35,294). Each employment agreement is set for expiration or renewal in 2011.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2009, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2009.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Block C, Zhennan Road, South District, Zhongshan, Guangdong Province, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Tiannan Chen	Chairman	Common stock, $0.001 par value	0	*
Ruofei Chen	Director, CEO and President	Common stock, $0.001 par value	0	*
Zijian Wu	Director	Common stock, $0.001 par value	0	*
Ting Pong Cheung	CFO, Treasurer and Secretary	Common stock, $0.001 par value	0	*
Wei Dong He	Director and Chief Operating Officer	Common stock, $0.001 par value	0	*
Yi Zhou	Director and Chief Technology Officer	Common stock, $0.001 par value	0	*
All officers and directors as a group (6 persons named above)		Common stock, $0.001 par value	0	*
5% Security Holders
Haiqi Liu		Common stock, $0.001 par value	51,027,000(3)	78.50%

* Less than 1%
__________________

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 65,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 25, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

The shares held by Mr. Liu are subject to an option agreement, dated September 21, 2009, which gives Future Billion Limited, a British Virgin Islands company owned and controlled by the original shareholders of MenQ HK and MenQ China, including Mr. Tiannan Chen, our Chairman, Mr. Ruofei Chen, our Chief Executive Officer, Mr. Yi Zhou, our Chief Technology Officer, and Mr. Zijian Wu, one of our directors, an option to acquire an all shares of our common stock currently owned by Mr. Liu.

Changes in Control

On September 21, 2009, Mr. Haiqi Liu, the owner of approximately 78.50% of our issued and outstanding common stock, entered into an option agreement with Future Billion Limited, a British Virgin Islands company owned and controlled by the original shareholders of MenQ HK and MenQ China, including Mr. Tiannan Chen, our Chairman, Mr. Ruofei Chen, our Chief Executive Officer, Mr. Yi Zhou, our Chief Technology Officer, and Mr. Zijian Wu, one of our directors, pursuant to which Future Billion Limited was granted an option to purchase all shares of our common stock currently owned by Mr. Liu. Future Billion Limited may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the reverse acquisition of MenQ BVI and ending on the fifth anniversary of the date thereof.

Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  We were granted five-year exclusive rights to a computer programming technology under several patents from Mr. Ruofei Chen, our Chief Executive Officer and the President of MenQ China and MenQ HK since their inception, and Yi Zhou, our Chief Technology Officer and the Chief Technical Officer of MenQ China and MenQ HK since 2006, for an aggregate cash consideration of $1,000,000. The technology was developed by Mr. Chen and Zhou, and the patents are registered in their names.

  As of December 31, 2008, we were owed $131,644 from Shenzhen MenQ Science and Technology Limited, or Shenzhen MenQ, a company owned and controlled by Mr. Ruofei Chen. These amounts were unsecured, non-interest bearing and without fixed repayment term. All amounts due from Shenzhen MenQ were fully repaid during 2009 fiscal year.

  During the fiscal year ended December 31, 2008, we made purchases from Shenzhen MenQ in the amount of $281,626. All amounts due to Shenzhen MenQ were fully repaid during the 2009 fiscal year.

  In the past, we have loaned funds to Mr. Ruofei Chen, and Mr. Yongkai He, a director of MenQ China. These amounts are unsecured, non-interest bearing and without fixed repayment term. The amount due from Mr. Chen as of December 31, 2008 was $7,418,985. This amount was fully repaid by Mr. Chen in December 2009, from the repayment by MR. Chen and the proceeds of a gift obtained from Mr. Haiqi Liu, our controlling stockholder, who received such funds from an October 2009 dividend in the amount of $4,994,288 declared by Wisegate to MenQ, which in turn was declared to Mr. Liu, the sole shareholder of MenQ at that time.

  As of December 31, 2009, we have been financed $1,037,266 by Mr. Tiannam Chen, our Chairman. The amount is unsecured, non-interest bearing and without fixed repayment term. The amount was intended to increase in the share capital of one of our subsidiaries, MenQ China and pending for the application to local business bureau.]

  On November 17, 2009, we consummated the transactions contemplated by a purchase agreement, dated October 27, 2009, with Belmont, pursuant to which Belmont acquired 3,076,500 shares of our common stock from certain stockholders, including Gordon Clayton, our director, and Ian Heathcote, the owner of 47.47% of our common stock, at such time. At the closing of the transactions, Belmont controlled approximately 66.88% of our issued and outstanding capital stock on a fully-diluted basis, which represented a change of control of the Company.

  Following the closing of the transaction with Belmont, on November 17, 2009 we entered into a securities purchase agreement with Belmont and UIDL, pursuant to which Belmont agreed to sell to UIDL its 3,076,500 shares of our common stock, representing 66.88% of our issued and outstanding capital stock on a fully-diluted basis, for a purchase price of $310,000. As a result of this transaction, UIDL became our controlling stockholder.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009		2008
Audit Fees	$80,000		$10,334
Audit-Related Fees	$-		$-
Tax Fees	$-		$-
All Other Fees	$-		$-
TOTAL	$80,000	$

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by AGCA CPA Limited for our financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1

Share Exchange Agreement, dated December 11, 2009, among the registrant, MenQ Technology Group Limited and its shareholder [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

3.1	Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2009]
3.2	Bylaws of the registrant, adopted December 3, 2009. [incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 9, 2009]
10.1

Partnership Agreement, dated May 20, 2009, between MenQ Technology Limited and Zhuhai Campus of Beijing Normal University (English Translation) [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.2

Supplementary Agreement to Partnership Agreement, dated August 2, 2009, between MenQ Technology Limited and Zhuhai Campus of Beijing Normal University (English Translation) [incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.3

Sale and Purchase Contract, dated September 23, 2009, between MenQ Technology Limited and Avnet Sunrise Limited (English Translation) [incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.4

Sale and Purchase Contract, dated September 24, 2009, between MenQ Technology Limited and San Da Hong Kong Co., Ltd (English Translation) [incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.5

General Distribution Agreement, dated January 1, 2009, between AKAI Electronic (China) Co., Ltd. and MenQ Technology Limited (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.6

General Distribution Agreement, dated January 1, 2009, between SAN SUI Electronic (China) Co., Ltd and MenQ Technology Limited (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.7

Project Development Agreement, dated January 1, 2008, between Chongqing City Yousheng Technology Co., Ltd. and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.8

Project Development Agreement, dated January 1, 2008, between Ning Xia Xing Ri Electronics Co., Ltd. and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.9

Project Development Agreement, dated January 21, 2009, between Ya Guo Mei Digital Zhushi Company and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.10

Project Development Agreement, dated February 16, 2009, between Nanning City Ziyou Ma Electronic Commercial Co., Ltd. and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

Exhibit No.	Description
10.11

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.12

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.13

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.14

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.15

License Agreement, dated September 1, 2008, between Yi Zhou and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.16

License Agreement, dated October 1, 2008, between Yi Zhou and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.17

Lease Agreement, dated January 28, 2009, between Zhongshan Weiling Textile Limited and MenQ Technology Limited (English Translation) [incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.18

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Tiannam Chen (English Translation) [incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.19

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Ruofei Chen (English Translation) [incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.20

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Zijian Wu (English Translation) [incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.21

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Ting Pong Cheung (English Translation) [incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.22

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Wei Dong He (English Translation) [incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.23

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Zhou Yi (English Translation) [incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.24	Form of Confidentiality and Non-Competition Agreement (English Translation) [incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]
10.25*	Common Stock Purchase Agreement, October 26, 2009, by and among Belmont Partners LLC, Find the World Interactive, Inc. (FNDW), and the shareholders and principals of FNDW signatory thereto.
10.26	Securities Purchase Agreement by and among Find the World Interactive, Inc., Belmont Partners, LLC and Unique Invention Development Limited, dated November 17, 2009 [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2009]
21	Subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

          In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 31, 2010

CHINA INTERACTIVE EDUCATION, INC.

By:	/s/ Ruofei Chen
Ruofei Chen
Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tiannan Chen	Chairman	March 31, 2010
Tiannan Chen

/s/ Ruofei Chen	Director, Chief Executive Officer and President	March 31, 2010
Ruofei Chen	(Principal Executive Officer)

/s/ Ting Pong Cheung	Chief Financial Officer	March 31, 2010
Ting Pong Cheung	(Principal Financial and Accounting Officer)

/s/ Wei Dong He	Director and Chief Operating Officer	March 31, 2010
Wei Dong He

/s/ Yi Zhou	Director and Chief Technology Officer	March 31, 2010
Yi Zhou

/s/ Zijian Wu	Director	March 31, 2010
Zijian Wu

CHINA INTERACTIVE EDUCATION, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Page (s)
Report of Independent Registered Public Accounting Firm	F-1-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Income and Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Notes to Consolidated Financial Statements	F-7-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

China Interactive Education, Inc.
(formerly known as Find The World Interactive, Inc.)

We have audited the accompanying consolidated balance sheet of China Interactive Education, Inc. (formerly known as Find The World Interactive, Inc.) and subsidiaries as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Menq Technology Group Limited, the accounting acquirer of China Interactive Education, Inc. (formerly known as Find The World Interactive, Inc.) as of December 31, 2008 as explained in Note 1 to the accompanying consolidated financial statements were audited by other auditors whose report dated November 30, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of China Interactive Education, Inc. (formerly known as Find The World Interactive, Inc.) and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Arcadia, California
March 31, 2010

/s/ AGCA Inc.
AGCA Inc.

Member:	Registered:
American Institute of Certified Public Accountants	Public Company Accounting Oversight Board
California Society of Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF MENQ TECHNOLOGY GROUP LIMITED

We have audited the accompanying consolidated balance sheet of MenQ Technology Group Limited (a wholly-owned subsidiary of China Interactive Education, Inc.) and its subsidiaries (collectively the “Company”) as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AGCA CPA Limited

Hong Kong, November 30, 2009

CHINA INTERACTIVE EDUCATION, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$351,544	$440,000
Accounts receivable, net of allowance of $nil	11,006,809	74,755
Inventories	1,152,365	-
Deposits, prepayment and other receivables	656,236	19,256
Due from a related company	-	131,644
Due from related parties	-	7,418,985

Total current assets	13,166,954	8,084,640

Other Assets
Property, plant and equipment, net	402,897	34,649
Intangible assets, net	581,604	800,127

Total assets	$14,151,455	$8,919,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,687,232	$-
Other payables and accrued expenses	160,449	3,213
Advances from customers	255,852	217,155
Value added and other taxes payable	1,737,623	-
Income tax payable	742,937	16,270
Due to related parties	1,357,954	-

Total current liabilities	8,942,047	236,638

Total liabilities	8,942,047	236,638

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par, 200,000,000 shares authorized; 65,000,000 and 60,400,000 shares issued and outstanding	65,000	60,400
Additional paid in capital	1,128,000	-
Retained earnings	3,540,507	8,288,313
Statutory reserve	87,884	-
Accumulated other comprehensive income	388,017	334,065

Total stockholders’ equity	5,209,408	8,682,778

Total liabilities and stockholders’ equity	$14,151,455	$8,919,416

See accompanying notes to consolidated financial statements

CHINA INTERACTIVE EDUCATION, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year ended December 31,
	2009	2008

NET REVENUE	$27,488,837	$14,844,024

Cost of sales	(14,183,238)	(6,153,524)

Gross profit	13,305,599	8,690,500

Operating expenses:
Selling and promotion expenses	(180,716)	(38,824)
General and administrative expenses	(633,811)	(490,466)
Research and development expenses	(742,554)	(216,272)

Total operating expenses	(1,557,081)	(745,562)

Income from operations	11,748,518	7,944,938

Other income (expenses):
Merger expenses	(1,128,000)	-
Other income, net	486	32,823
Bank interest income	529	2,323

Income before income taxes	10,621,533	7,980,084

Provision for income taxes	(1,721,085)	(1,162,393)

NET INCOME	8,900,448	6,817,691

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	53,953	333,771

COMPREHENSIVE INCOME	$8,954,401	$7,151,462
Earning per shares:
Basic and diluted	$0.147	$0.113

Weighted average number of common shares outstanding
Basic and diluted	60,664,658	60,400,000

See accompanying notes to consolidated financial statements

CHINA INTERACTIVE EDUCATION, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,900,448	$6,817,691
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment	32,413	6,518
Amortization of intangible assets	219,180	191,124
Merger expenses	1,128,000	-
Decrease (increase) in assets:
Accounts receivable	(10,927,444)	(74,504)
Inventories	(1,151,922)	-
Deposits, prepayment and other receivables	(636,764)	6,189
Increase (decrease) in liabilities:
Accounts payable	4,685,371	-
Other payable and accrued expenses	154,258	1,281
Advances from customers	38,801	(127,878)
Value added and other taxes payable	1,736,893	-
Income tax payable	726,354	4,126
Net cash provided by operating activities	4,905,588	6,824,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(400,517)	(41,189)
Purchase of intangible assets	-	(200,000)
Repayment from a related company	109,607	77,784
Cash acquired in reverse merger	121	-
Net cash used in investing activities	(290,789)	(163,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(4,700,756)	(6,471,822)
Net cash used in financing activities	(4,700,756)	(6,471,822)

Effect of foreign currency translation	(2,499)	13,894

Increase (decrease) in cash and cash equivalents	(88,456)	203,214

Cash and cash equivalents, beginning of year	440,000	236,786

CASH AND CASH EQUIVALENTS, end of year	$351,544	$440,000

SUPPLEMENTAL DISCLOSURE INFORMATION
Finance cost paid	$-	$-
Income tax paid	$743,204	$1,158,267

NONCASH INVESTING AND FINANCING TRANSACTIONS
Share-based payment awarded by a principal stockholder to consultants for services related to the reverse merger	$1,110,700	$-
Dividend paid by way of setoff against amounts due from related parties	$13,487,603	$-

See accompanying notes to consolidated financial statements

CHINA INTERACTIVE EDUCATION, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			other
	Number		paid-in	Statutory	Retained	comprehensive
	of shares	Amount	capital	Reserves	earnings	Income	Total

Balance at January 1, 2008	60,400,000	$60,400	$-	$-	$1,470,622	$294	$1,531,316

Net income for the year	-	-	-	-	6,817,691	-	6,817,691

Foreign currency translation adjustment	-	-	-	-	-	333,771	333,771

Balance at December 31, 2008	60,400,000	$60,400	$-	$-	$8,288,313	$334,065	$8,682,778

Effect of reverse merger	4,600,000	4,600	-	-	(72,767)	-	(68,167)

Net income for the year	-	-	-	-	8,900,448	-	8,900,448

Foreign currency translation adjustment	-	-	-	-	-	53,952	53,952

Appropriations to statutory reserves	-	-	-	87,884	(87,884)	-	-

Dividend paid	-	-	-	-	(13,487,603)	-	(13,487,603)

Share-based payment by shareholders	-	-	1,128,000		-	-	1,128,000

Balance at December 31, 2009	65,000,000	$65,000	$1,128,000	$87,884	3,540,507	$388,017	$5,209,408

See accompanying notes to consolidated financial statements

CHINA INTERACTIVE EDUCATION, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

China Interactive Education, Inc (“CIE” or the “Company”) is an education solutions company that, through its subsidiaries, provides new era educational concepts, equipment and products to educational institutions including elementary, middle and high schools, professional training schools, and to individual students in the People’s Republic of China.

As of December 31, 2009, details of the Company’s subsidiaries are as follows:

Percentage of
	Place and date of	ownership by
Subsidiaries’ names	incorporation	the Company	Principal activities
MenQ Technology Group Limited (“MenQ”)	British Virgin Islands (“BVI”) July 2, 2009	100%	Intermediate holding company
Wisegate International Limited (“Wisegate”)	BVI May 30, 2007	100% (through MenQ)	Licensing of a patent of a global positioning systems (GPS) technology and as an intermediate holding company
Clever Aim Development Limited (“Clever Aim”)	Hong Kong August 3, 2009	100% (through MenQ)	Intermediate holding company
Menq International Limited (“MenQ HK”)	Hong Kong July 28, 2006	100% (through Wisegate)	Development and sales of electronic products
MenQ Technology Limited (“MenQ China”)	People’s Republic of China (“PRC”) December 25, 2008	100% (through Clever Aim)	Development and sales of electronic learning products

Corporate Background and Reincorporation Merger

The Company was originally incorporated on August 28, 2000 in the State of Delaware under the name Find the World Interactive, Inc. (“Find the World”), and only had nominal business activities since 2007.

On December 3, 2009, Find the World entered into an Agreement and Plan of Merger (the " Merger Agreement ") with CIE (the " Surviving Corporation "), a Nevada corporation and wholly-owned subsidiary of Find the World. Pursuant to the Merger Agreement, Find the World agreed to merge with and into CIE, with CIE continuing as the surviving entity (the " Reincorporation Merger "). The Reincorporation Merger became effective on December 4, 2009 (the " Effective Time ").

As a result of the Reincorporation Merger, the Articles of Incorporation and Bylaws of CIE are the governing instruments of the Surviving Corporation following the Reincorporation Merger, resulting in the change of name from "Find the World Interactive, Inc." to "China Interactive Education, Inc." and a change of the authorized capital of the Surviving Corporation from that of Find the World’s authorized capital consisting of 10,000,000 shares of common stock, par value $0.001 per share into that of CIE consisting of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. Each outstanding share of Find the World’s common stock, par value $0.001 per share, was automatically converted into one share of CIE’s common stock, par value $0.001 per share. Each outstanding certificate representing shares of the Company’s common stock is deemed, without any action by the Company’s stockholders, to represent the same number of shares of CIE’s common stock.

Following the Reincorporation Merger, the securities of the Surviving Corporation have continued to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the " Exchange Act ") by virtue of Rule 12g-3 of the Exchange Act.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

Share Exchange

On December 11, 2009, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 60,400,000 shares of its common stock to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ (the “Share Exchange”). Immediately following the Share Exchange, the shareholder of MenQ owned approximately 92.9% of the Company’s total issued and outstanding share capital. The Share Exchange resulted in a change in control of the Company.

As a result, the Share Exchange has been accounted for as a reverse merger whereby MenQ is deemed to be the accounting acquirer and the CIE to be the accounting acquiree. The financial statements before the date of Share Exchange are those of MenQ with the results of CIE being consolidated from the date of Share Exchange. The equity section and the earnings per share have been retroactively restated to reflect the reverse merger and no goodwill has been recorded.

Restructuring of MenQ

Pursuant to a restructuring plan (“Restructuring”), on September 7, 2009, MenQ became the holding company of Wisegate through the acquisition of 100% of the equity interests in Wisegate from its shareholders, including Mr. Ruofei Chen, the Company’s Chief Executive Officer, and on the same date, Wisegate acquired 100% of the equity interests in MenQ HK from Mr. Ruofei Chen and another minority shareholder, who are both PRC residents.

On October 10, 2009, also pursuant to the restructuring plan, MenQ, through Clever Aim, acquired 100% of the equity interests in MenQ China from Mr. Ruofei Chen, Mr. Tiannan Chen, the Company’s Chairman, and other minority shareholders, who are all PRC residents. On October 10, 2009, the local government of the PRC issued the certificate of approval regarding the change in shareholding of MenQ China and its transformation from a PRC domestic company to a wholly-foreign owned enterprise.

On September 21, 2009, as part of the Restructuring, Mr. Chen Ruofei, Mr. Chen Tiannan and other minority shareholders (collectively “MenQ HK and MenQ China Former Shareholders”) through Future Billion Limited (“Future Billion”, a company incorporated in the BVI, established and controlled by MenQ HK and MenQ China Former Shareholders), entered into an option agreement (“Option Agreement”) with Mr. Haiqi Liu (the “Granter”, the sole legal shareholder and director of MenQ).

Pursuant to the Option Agreement, Future Billion obtained the right and option to acquire all outstanding shares (“Option Shares”) in MenQ at an exercise price of $1 per share during the exercise period of five years commencing on the 365th day following of the date of the Share Exchange Agreement and ending on the fifth anniversary of the date thereof.

Pursuant to the Option Agreement, the Granter further agrees, among others, that throughout the exercise period of the Option Agreement, without the prior written approval of Future Billion:

(i)	he will not increase the number of authorized shares of the MenQ’s common stock;
(ii)	he will keep available the services of current officers and employees of MenQ and its subsidiaries;
(iii)

MenQ and its subsidiaries do not declare, accrue, set aside or pay any dividend or make any other distribution, nor do they repurchase, redeem or otherwise reacquire any equity of shares of capital stock or other securities;

(iv)	MenQ and its subsidiaries do not sell or otherwise issue any equity, shares of capital stock or any other securities.

The primary purpose of the Option Agreement is to enable MenQ HK and MenQ China Former Shareholders to reacquire ultimate controlling legal ownership of MenQ HK and MenQ China in compliance with regulatory requirements of the PRC.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

Restructuring of MenQ – continued

During and after the Restructuring, there has been no change to the composition of the board of directors of Wisegate, MenQ HK and MenQ China. The boards of directors of Wisegate, MenQ HK and MenQ China have continued to comprise representatives of HK Menq and MenQ China Former Shareholders. Therefore, Wisegate, MenQ HK and MenQ China are still under the same operating and management control of MenQ HK and MenQ China Former Shareholders. As a result of the Option Agreement, MenQ HK and MenQ China Former Shareholders, through Future Billion, continue to bear the residual risks and rewards relating to MenQ HK and MenQ China. As a result, the Restructuring has been accounted for as a recapitalization of Wisegate, MenQ HK and MenQ China with no adjustment to the historical basis of their assets and liabilities. The Restructuring has been accounted for using the "as if" pooling method of accounting and the operations were consolidated as if the Restructuring had occurred as of the beginning of the earliest period presented and the current corporate structure had been in existence throughout the periods covered by these financial statements.

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates

The preparation of the these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

Accounts receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company uses an allowance for doubtful accounts to account for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Furniture, fixtures and equipment	5 years
Leasehold improvements	5 years
Moulds	3 years
Plant and machinery	5 years

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible assets

The Company’s intangible assets include five-year exclusive rights to a computer programming technology under several patents. The Company amortizes these exclusive rights on a straight-line basis over 5 years pursuant to FASB ASC Subtopic 350-30, General Intangibles Other Than Goodwill. Under ASC 350-30-35, intangibles with definite lives are to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Revenue from providing technology development services and granting the technology patent right to its customer is recognized net of sales discounts and returns and business taxes once the services had been rendered to its customers and the Company has the right to receive the income. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers. The price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses

Research and development costs are charged to expense when incurred.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Advertising and promotion costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expenses charged to operations were $109,529 and $38,826 for the years ended December 31, 2009 and 2008, respectively.

Warranty costs

The Company accounts for its liability for product warranties in accordance with FASB ASC 460-10-05, Product Warranties. Under ASC 460-10-05, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company maintains a policy of providing after sales support for certain products within 10 days of merchandise delivered. The Company considered that the exposure to warranty claims was insignificant based on both current and historical product sales data and actual warranty expenditure incurred. As a result, the Company has not made allowance for warranty costs.

Shipping and handling cost

Technological products sold by the Company are normally collected by customers at the Company’s premises. During the years ended December 31, 2009 and 2008, shipping and handling costs were insignificant..

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740. ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

In July 2006, the FASB issued ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109”) which became effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s adoption of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 did not result in any adjustments to the opening balance of the Company’s retained earnings as of January 1, 2007. The Company did not have any significant unrecognized uncertain tax positions for the years ended December 31, 2009 and 2008.

Comprehensive income

FASB ASC Topic 220, Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from foreign currency translation adjustments.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign Currency

The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HK$), being the lawful currency in the PRC and Hong Kong. Assets and liabilities are translated into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	2009	2008
Balance sheet items, except for equity accounts:	US$1=RMB6.8282	US$1=RMB6.8346
	US$1=HK$7.7805	US$1=HK$7.780

Items in the statements of income and cash flows:	US$1=RMB6.8311	US$1=RMB7.0696
	US$1=HK$7.7819	US$1=HK$7.8603

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Stock based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

Segment reporting

The Company follows FASB ASC Topic 280, Segment Reporting , which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

Throughout the years ended December 31, 2009 and 2008, the Company operated and managed its business in one operating segment – development and sales of electronic products based on a computer programming technology.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Earnings per common share

The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share”." FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the reverse merger on December 11, 2009 whereby the 60,400,000 shares of common stock issued by the Company (nominal acquirer) to the shareholder of CIE (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the Share Exchange as discussed in Note 1. For the period after the reverse merger, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

Commitments and contingencies

The Company follows ASC Subtopic 450-20, Loss Contingencies in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Financial instruments

The Company values its financial instruments as required by FASB ASC 320-12-65 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”). The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, other current liabilities, and due to related parties.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of cash and cash equivalents, trade and other receivables and payables, and short-term debts approximate fair values due to their short maturities.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008.

Recent accounting pronouncements

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, Effective Date of FASB Statement 157), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements (continued)

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements (continued)

In the fourth quarter of fiscal 2009, the Company adopted ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements has had no material effect on the Company’s Consolidated Financial Statements.

In the quarter ended December 31, 2009, the Company adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements). The adoption of this Update has had no material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. EITF Topic No. D-110 includes the SEC staff announcement that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff has clarified that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds.

New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

New accounting pronouncement to be adopted(continued)

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

  ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

  ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

  ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011. The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required. The Company is currently evaluating the potential impact this ASC Updates may have on its financial position and results of operations.

In January 2010, the FASB issued the following ASC Updates:

  ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

  ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

New accounting pronouncement to be adopted(continued)

  ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2009	2008

Accounts receivable	$11,006,809	$74,755
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$11,006,809	$74,755

NOTE 4	INVENTORIES

	December 31,
	2009	2008

Raw materials	$566,125	$-
Work in progress	246,152	-
Finished goods	340,088	-

Total	$1,152,365	$-

NOTE 5	OTHER CURRENT ASSETS

	December 31,
	2009	2008

Deposits and prepayment	$603,636	$19,256
Other receivables, net of $nil allowance	52,600	-

Total	$656,236	$19,256

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2009	2008

Furniture, fixtures and equipment	$59,058	$-
Leasehold improvements	132,479	-
Motor vehicles	151,729	-
Plant and machinery	98,582	41,189

Total cost	441,848	41,189
Less: Accumulated depreciation and amortization	(38,951)	(6,540)

Net	$402,897	$34,649

Depreciation expenses in aggregate for the years ended December 31, 2009 and 2008 were $32,413 and $6,518, respectively.

NOTE 7	INTANGIBLE ASSETS

	December 31,
	2009	2008

Exclusive rights to computer programming technology	$1,096,361	$1,095,334
Less: Accumulated amortization	(514,757)	(295,207)

Net	$581,604	$800,127

Each of the exclusive rights has a term of five years and relates to a computer programming technology under several patents based on which the Company develops its electronic products. These exclusive rights were acquired from Mr. Ruofei Chen (CEO and President of the Company) and Mr. Yi Zhou (a director of the Company) during fiscal 2008 and before. See Note 10(c).

Amortization expenses for the years ended December 31, 2009 and 2008 were $219,180 and $191,124, respectively.

NOTE 8	SHAREHOLDER’S EQUITY

On December 11, 2009, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 60,400,000 shares of its common stock to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ (the “Share Exchange”). Immediately following the Share Exchange, the shareholder of MenQ owned approximately 92.9% of the Company’s total issued and outstanding share capital. The Share Exchange resulted in a change in control of the Company.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

CIE is subject to taxes in the U.S.

MenQ, being incorporated in the BVI is not subject to any income tax in the BVI.

Wisegate being incorporated in the BVI is not subject to any income tax in the BVI. However, during the years ended December 31, 2009 and 2008, Wisegate generated patent license fee and related service revenue from PRC resident enterprises. According to the PRC Income Tax Law on Foreign Invested Enterprises and Foreign Enterprises, which was effective for periods before January 1, 2008, and the PRC Unified Enterprise Income Tax Law (“New EIT Law”), which has been effective from January 1, 2008, Wisegate is subject to a withholding income tax at 20% on its patent license fee and service revenue generated from PRC resident enterprises. The Company considers that because Wisegate has no permanent establishment within the PRC, it is allowed a reduced withholding income tax rate of 10% according to the relevant regulation on the implementation of the PRC New EIT Law.

MenQ HK and Clever Aim are subject to Hong Kong profits tax at 16.5% on their income generated from trade or business carried out in Hong Kong for the years ended December 31, 2009 and 2008.

MenQ China is generally subject to PRC income tax at 25% on its income for the years ended December 31, 2009 and 2008 under the PRC New EIT Law.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2009	2008

Current	$1,721,085	$1,162,393
Deferred	-	-

	$1,721,085	$1,162,393

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2009	2008

Pre-tax income	$10,621,533	$7,980,084
U.S. federal corporate income tax rate	35%	35%
Income tax expense computed at U.S. federal rate	3,717,537	2,793,029
Reconciling items:
Rate differential for domestic earnings	(1,185,365)	(794,947)
Non-deductible expenses	559,974	341,262
PRC tax concession on non-resident enterprises without permanent establishment in the PRC	(1,403,948)	(1,158,267)
Others	32,887	(18,684)

Effective tax expense	$1,721,085	$1,162,393

As of December 31, 2009 and 2008, the Company did not have any significant temporary differences and carryforwards that may result in deferred tax.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9	INCOME TAXES – CONTINUED

Uncertainties exist with respect to how the PRC New EIT Law applies to the tax residency status of the Company's subsidiaries organized outside of the PRC. The PRC New EIT Law includes a provision specifying that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their place of effective management or control is within the PRC. The Implementation Rules to the New Law provide that non-resident legal entities will be considered PRC residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. occurs within the PRC. However, because the PRC New EIT Law and Implementation Rules are new, no official guidance or application of this new “residency” classification has been available. Despite the uncertainties on the issue, the Company does not believe that its legal entities organized outside of the PRC should be treated as PRC residents for the New EIT Law's purposes. If one or more of the Company's legal entities organized outside of the China were characterized as China tax residents, the impact would adversely affect the Company's results of operation.

The Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions. Based on the evaluation by the Company, it was concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company classifies interest and/or penalties related to unrecognized tax benefits as a component of income tax provisions; however, as of December 31, 2009 and 2008, there was no interest and penalties related to uncertain tax positions, and the Company has no material unrecognized tax benefit which would materially affect the effective income tax rate in future periods. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefit within the next 12 months.

The New EIT Law imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of its PRC subsidiaries as of December 31, 2009 and 2008, since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

According to the Hong Kong profits tax law, the statue of limitations is six years. Accordingly, the income tax returns of the Company’s Hong Kong subsidiaries for the years ended December 31, 2004 through 2009 are open to examination by the Hong Kong tax authority. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of MenQ China for the years ended December 31, 2009 and 2008 are open to examination by the PRC state and local tax authorities.

NOTE 10	STATUTORY RESERVES

The Company’s PRC subsidiary, MenQ China, is required on an annual basis to make appropriations of retained earnings at certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”). MenQ China must make appropriations to (i) general reserve and (ii) enterprise expansion fund in accordance with the Law of the PRC on Enterprises Operated Exclusively with Foreign Capital.

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of MenQ China’s registered capital whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand the production and operation; it also may be used for increasing the registered capital.

Appropriations to these funds are classified in the consolidated balance sheets as statutory reserves. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11	SHARE-BASED PAYMENT

Immediately following closing of the Share Exchange as discussed in Note 1, a principal shareholder of the Company transferred 9,373,000 of the 60,400,000 shares issued to him under the Share Exchange to certain persons who provided services to MenQ’s subsidiaries, which primarily related to the Share Exchange, pursuant to a share allocation agreement that the principal shareholder entered into with such service providers on December 11, 2009.

In accordance with the requirements of and guidance in Staff Accounting Bulletin No. 107 and ASC Topic 718, Stock Compensation, (formerly SFAS 123R), the Company charged $1,128,000 to merger expenses based on the grant-date fair value of the 9,373,000 shares of common stock transferred by the principal shareholder to those service providers. As the Company’s shares were scarcely traded, the Company has determined that its common stock had a fair value of $0.1185 as of December 11, 2009 based on a retrospective valuation prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates.

NOTE 12	RELATED PARTY TRANSACTIONS

(a)	Outstanding balances

		December 31,
		2009	2008
Due from related parties:
- Mr. Ruofei Chen, CEO and President of the Company	(i)	$-	$7,418,985
- Shenzhen Menq Science and Technology Limited (“Shenzhen Menq”)	(ii)	-	131,644
		$-	$7,550,629
Due to directors:
- Mr. Ruofei Chen, CEO and President of the Company	(iii)	$255,318	$-
- Mr. Tiannam Chen, Chairman of the Company	(iii)	1,037,266	-
- Mr. Lam Hak Kwun, Former director	(iii)	65,370
		$1,357,954	$-

(i)	The amount was unsecured and non-interest bearing. It was fully repaid by way of setoff against a special dividend declared by the Company during the year ended December 31, 2009.
(ii)

Shenzhen Menq is controlled by Mr. Chen Ruofei. The amount due to Shenzhen Mena as of December 31, 2008 was unsecured, non-interest bearing and without fixed repayment term. It was fully repaid by way of setoff against a special dividend declared by the Company during the year ended December 31, 2009.

(iii)	The amounts are unsecured, non-interest bearing and without fixed repayment term.

(b)	Related party purchases

	Year ended December 31,
	2009	2008

Purchase from Shenzhen Menq	$-	$281,626

(c)	Acquisition of intangible assets

The Company acquired five-year exclusive rights to a computer programming technology under several patents from Mr. Ruofei Chen (CEO and President of the Company) and Mr. Yi Zhou (a director of the Company), for an aggregate cash consideration of $1,000,000 during the years ended December 31, 2008 and 2007. The technology was developed by Mr. Ruofei Chen and Mr. Yi Zhou, and the patents are registered in their names. The Company develops its electronic products based on this technology.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 13	COMMITMENTS AND CONTINGENCIES

Operating leases commitments

In the normal course of business, the Company entered into operating lease agreements to rent factory and office space and machinery. The Company was obligated under operating leases requiring minimum rentals as of December 31, 2009 as follows:

	Rental of
	Factory
Payable within year ending December 31:	and office	Machinery
- 2010	$70,494	$92,264
- 2011	82,753	-
- 2012	20,688	-
- thereafter	–	–

Total minimum lease payments	$173,935	$92,264

During the year ended December 31, 2009 and 2008, rental expenses under operating leases amounted to $86,400 and $109,828, respectively.

Commitments pursuant to a partnership agreement

On May 20, 2009, the Company entered into a three-year term partnership agreement with Beijing Normal University for research and development purposes. Under the partnership agreement, the Company is obligated to pay the requiring research and development expense not less than approximately $147,000 annually.

NOTE 14	CONCENTRATION RISKS

Credit risk and major customers

As of December 31, 2009 and 2008, the Company’s cash included substantially cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Except for two single external customers who accounted for 33% and 11%, of the Company’s revenue for the year ended December 31, 2009, there was no other single customer who accounted for more than 10% of the Company’s revenue for the years ended December 31, 2009 and 2008.

As of December 31, 2009, three customers accounted for 46%, 25% and 21% of total accounts receivable of the Company. As of December 31, 2008, two customers accounted for 88% and 12% of accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2009 and 2008.

Risk arising from operations in foreign countries

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15	SEGMENT DATA

During the years ended December 31, 2009 and 2008, the Company operated and managed its business in one operating segment – development and sale of electronic products based on a computer programming technology.

The following table sets out the analysis of the Company’s revenue by products and services.

	Year ended December 31,
	2009	2008
Revenue from external customers:
Licensing of patent and related technology development services	$9,647,787	$11,003,541
Electronic learning products	17,399,913	-
Other electronic products	441,137	3,840,483

Total	$27,488,837	$14,844,024

The following table sets out the analysis of the Company’s revenue by customers located in different geographical areas.

	Year ended December 31,
	2009	2008

Revenue from external customers:
PRC	$24,417,623	$11,468,215
United States	2,451,764	-
Hungary	-	1,302,093
Croatia	-	782,782
Other countries, less than 5% of the total revenue	619,450	1,290,934

Total	$27,488,837	$14,844,024

NOTE 16	RESTRICTED NET ASSETS

The Company’s operations are largely conducted through MenQ China. MenQ China may only pay dividend out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 10).

In addition, MenQ China’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government may restrict the ability of MenQ China to transfer its net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which amounted approximately RMB52 million (or $7.6 million), exceeding 25% of the Company’s consolidated net assets. According, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, as set out in Note 17.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 17	SUPPLEMENTAL PARENT COMPANY FINANCIAL INFORMATION

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, “Investments – Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2009 and 2008, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Condensed Balance Sheets of CIE

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash	$121	$-
Total current assets	121	-
Investments in subsidiaries	5,212,205	8,682,778
Total asset	$5,212,326	$8,682,778

LIABILITIES
Current liabilities:
Other payables and accruals	$2,918	$-
Total liabilities	2,918	-
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized; 65,000,000 and 4,600,000 shares issued and outstanding	65,000	60,400
Additional paid-in capital	1,128,000	-
Retained earnings	3,628,391	8,288,313
Accumulated other comprehensive income	388,017	334,065
Total shareholders' equity	5,209,408	8,682,778
Total liabilities and shareholders' equity	$5,212,326	$8,682,778

Condensed Statement of Income of CIE

	Year ended December 31,
	2009	2008
Administrative expenses	$(6,693)	$-
Merger expenses	(1,128,000)	-
Equity in income of subsidiaries	10,035,141	6,817,691
Net income	$8,900,448	$6,817,691

Condensed Statement of Cash Flows of CIE

	Year ended December 31,
	2009	2008
Net cash used in operating activities	$-	$-
Net cash provided by investing activities	121	-
Net cash provided by financing activities	-	-
Cash, beginning of year	-	-
Cash, end of year	$121	$-

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated December 11, 2009, among the registrant, MenQ Technology Group Limited and its shareholder [incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

3.1	Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2009]
3.2	Bylaws of the registrant, adopted December 3, 2009. [incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 9, 2009]
10.1

Partnership Agreement, dated May 20, 2009, between MenQ Technology Limited and Zhuhai Campus of Beijing Normal University (English Translation) [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.2

Supplementary Agreement to Partnership Agreement, dated August 2, 2009, between MenQ Technology Limited and Zhuhai Campus of Beijing Normal University (English Translation) [incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.3

Sale and Purchase Contract, dated September 23, 2009, between MenQ Technology Limited and Avnet Sunrise Limited (English Translation) [incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.4

Sale and Purchase Contract, dated September 24, 2009, between MenQ Technology Limited and San Da Hong Kong Co., Ltd (English Translation) [incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.5

General Distribution Agreement, dated January 1, 2009, between AKAI Electronic (China) Co., Ltd. and MenQ Technology Limited (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.6

General Distribution Agreement, dated January 1, 2009, between SAN SUI Electronic (China) Co., Ltd and MenQ Technology Limited (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.7

Project Development Agreement, dated January 1, 2008, between Chongqing City Yousheng Technology Co., Ltd. and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.8

Project Development Agreement, dated January 1, 2008, between Ning Xia Xing Ri Electronics Co., Ltd. and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.9

Project Development Agreement, dated January 21, 2009, between Ya Guo Mei Digital Zhushi Company and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.10	Project Development Agreement, dated February 16, 2009, between Nanning City Ziyou Ma Electronic Commercial Co., Ltd. and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

Exhibit No.	Description
10.11

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.12

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.13

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.14

License Agreement, dated June 1, 2007, among Ruofei Chen, Yi Zhou, Jiang Fei Hong and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.15

License Agreement, dated September 1, 2008, between Yi Zhou and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.16

License Agreement, dated October 1, 2008, between Yi Zhou and Wisegate International Limited (English Translation) [incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.17

Lease Agreement, dated January 28, 2009, between Zhongshan Weiling Textile Limited and MenQ Technology Limited (English Translation) [incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.18

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Tiannam Chen (English Translation) [incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.19

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Ruofei Chen (English Translation) [incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.20

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Zijian Wu (English Translation) [incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.21

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Ting Pong Cheung (English Translation) [incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.22

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Wei Dong He (English Translation) [incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.23

Employment Agreement, dated October 1, 2009, between MenQ Technology Group Limited and Zhou Yi (English Translation) [incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

10.24	Form of Confidentiality and Non-Competition Agreement (English Translation) [incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]
10.25*	Common Stock Purchase Agreement, October 26, 2009, by and among Belmont Partners LLC, Find the World Interactive, Inc. (FNDW), and the shareholders and principals of FNDW signatory thereto.
10.26	Securities Purchase Agreement by and among Find the World Interactive, Inc., Belmont Partners, LLC and Unique Invention Development Limited, dated November 17, 2009 [incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2009]
21	Subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on December 15, 2009]

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.