Form 10-Q
period 2010-03-31
China Interactive Education, Inc.
filed 2010-05-24
CIK 1363294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]    No [   ]

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]    No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2010, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	65,000,000

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

		March 31,	December 31,
		2010	2009
		(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents		$180,762	$351,544
Accounts receivable, net of allowance of $710,828 (unaudited) and nil as of March 31, 2010 and December 31, 2009 respectively		8,437,780	11,006,809
Inventories		2,290,701	1,152,365
Other current assets		1,171,525	656,236

Total current assets		12,030,537	13,166,954

Other Assets
Property, plant and equipment, net	5	441,332	402,897
Intangible assets, net	6	529,702	581,604

Total assets		$13,001,571	$14,151,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable		$4,082,595	$4,687,232
Other payables and accrued expenses		251,032	225,819
Sales deposits received		641,030	255,852
Value added and other taxes payable		1,900,253	1,737,623
Income tax payable		850,197	742,937
Due to related parties	12	964,829	1,292,584

Total current liabilities		8,689,936	236,638

Total liabilities		8,689,936	236,638

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Common stock, $65,000 par, 200,000,000 shares authorized, issued and outstanding		65,000	65,000
Additional paid in capital		1,128,000	1,128,000
Retained earnings		3,246,533	3,540,507
Statutory reserve		87,884	87,884
Accumulated other comprehensive income		545,277	388,017

Total shareholders’ equity		5,072,694	5,209,408

Total liabilities and shareholders’ equity		$13,762,631	$14,151,455

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUE	$3,572,989	$3,162,404

Cost of sales	(2,365,652)	(1,188,260)

Gross profit	1,207,337	1,974,144

Operating expenses:
Selling and promotion	(1,247,030)	(38,899)
General and administrative	(240,377)	(88,099)
Product development	-	(208,573)

Total operating expenses	(1,487,407)	(335,571)

(Loss) income from operations	(280,070)	1,638,573

Bank interest income	58	186

(Loss) income before income tax	(280,012)	1,638,759

Provision for income tax	-	(287,730)

NET (LOSS) INCOME	(280,012)	1,351,029

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(13,962)	-

TOTAL COMPREHENSIVE (LOSS)

INCOME	$(293,974)	$1,351,029

(Loss) Earning per shares – Basic and diluted	$(0.005)	$0.0224

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(280,012)	$1,347,518
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment	23,382	3,511
Amortization of intangible assets	54,827	54,817
Decrease (increase) in assets:
Accounts receivable	1,883,810	111,649
Inventories	(1,137,633)	(50,377)
Other current assets	(394,673)	88,621
Increase (decrease) in liabilities:
Accounts payable	(606,280)	-
Accrued expenses	384,582	-
Sales deposits received	90,500	293,796
Income tax payable	269,018	(17,943)
Net cash provided by operating activities	287,521	1,831,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(61,715)	(52,876)
Purchase of intangible assets	(3,222)	-
Repayment from (advance to) a related company	22,017	(243,079)
Advance to a director	(415,530)	(1,794,015)
Net cash used in investing activities	(458,450)	(2,089,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend	-	-
Net cash provided by (used in) financing activities	-	-

Effect of foreign currency translation	147	(9,088)

Increase (decrease) in cash and cash equivalents	(170,782)	(267,466)

Cash and cash equivalents, beginning of period/year	351,544	441,231

CASH AND CASH EQUIVALENTS, end of period/year	$180,762	$173,765

SUPPLEMENTAL DISCLOSURE INFORMATION
Finance cost paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
			Additional			other
	Ordinary Shares		paid-in	Statutory	Retained	comprehensive
	Number	Amount	Capital	Reserves	Earnings	Income	Total

Balance, January 1, 2008	60,400,000	$60,400	$-	$-	$1,470,622	$294	$1,531,316

Net income for the year	-	-	-	-	6,817,691	-	6,817,691
Foreign currency translation adjustment	-	-	-	-	-	333,771	333,771
Total comprehensive income	-						7,151,462

Balance, December 31, 2008	60,400,000	$60,400	$-	$-	$8,288,313	$334,065	$8,682,778

Effect of reverse acquisition	4,600,000	4,600	-	-	(72,767)	-	(68,167)
Net income for the year	-	-	-	-	8,900,448	-	8,900,448
Foreign currency translation adjustment	-	-	-	-	-	53,952	53,952
Transfer to reserve	-	-	-	87,884	(87,884)	-	-
Dividend paid	-	-	-	-	(13,487,603)	-	(13,487,603)
Share-based payment by shareholder	-	-	1,128,000		-	-	1,128,000

Balance, December 31, 2009	65,000,000	$65,000	$1,128,000	$87,884	3,540,507	$388,017	$5,209,408

Net loss as of March 31, 2010	-	-	-	-	(293,974)	-	(293,974)
Foreign currency translation adjustment	-	-	-	-	-	157,260	157,260

Balance, March 31, 2010	65,000,000	$65,000	$1,128,000	$87,884	3,246,533	545,277	5,072,694

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1           DESCRIPTION OF BUSINESS AND ORGANIZATION

China Interactive Education, Inc (“CIE” or the “Company”) was incorporated in the State of Delaware on August 28, 2000 for the purpose of developing online internet community portals. On December 4, 2009, the Company changed its legal domicile from Delaware to Nevada by merging into our wholly-owned subsidiary, China Interactive Education, Inc., which we established in the State of Nevada for the sole purpose of effecting the change of domicile to Nevada, which we deeded to be a more favorable jurisdiction with a well recognized body of corporate law and no state income tax. The Company’s name was changed from Find the World Interactive, Inc. to China Interactive Education, Inc. On December 11, 2009, the Company completed a reverse acquisition of MenQ Technology Group Limited (“MenQ”).

As of March 31, 2010, details of the Company’s wholly-owned subsidiaries are as follows:

	Place and date of
Subsidiaries’ names	incorporation	Paid-up capital	Principal activities

MenQ Technology Group Limited (“MenQ”)	British Virgin Islands (“BVI”) July 2, 2009	$50,000	Intermediate holding company

Wisegate International Limited (“Wisegate”)	BVI May 30, 2007	$50,000	Licensing of a patent of a global positioning systems (GPS) technology and as an intermediate holding company

Menq International Limited (“MenQ HK”)	Hong Kong July 28, 2006	HK$10,000	Development and sales of electronic products

Clever Aim Development Limited (“Clever Aim”)	Hong Kong August 3, 2009	HK$10,000	Intermediate holding company

MenQ Technology Limited (“MenQ China”)	People’s Republic of China (“PRC”) December 25, 2008	RMB1,000,000	Development and sales of electronic learning products

Reverse Acquisition

On December 11, 2009, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 60,400,000 shares of the Company, to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ (the “ Share Exchange ”). Immediately following the Share Exchange, the shareholder of MenQ owned approximately 92.2% of the Company’s total issued and outstanding share capital on an as-if converted and fully-diluted basis.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby MenQ is deemed to be the accounting acquirer and the CIE to be the accounting acquiree. The financial statements before the date of Share Exchange are those of MenQ with the results of CIE being consolidated from the date of Share Exchange. The equity section and the earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

MenQ Technology Group Limited (“MenQ”) is a company incorporated with limited liability on July 2, 2009 in the British Virgin Islands, with a registered and paid up capital of $50,000.

On September 8, 2009, the Company changed its name from Mighty Genius Holdings Limited to MenQ Technology Group Limited.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1           DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

MenQ of its own has not carried out any substantive operations except for investment holding. Through its wholly-owned subsidiaries, MenQ primarily engages in the development and sales of electronic products based on a computer programming technology.

Since their incorporation, 100% of the equity interests in Wisegate and Clever Aim have always been held by MenQ.

Restructuring

On September 7, 2009, pursuant to a restructuring plan (“Restructuring”), MenQ through Wisegate, acquired 100% equity interests in MenQ HK from Mr. Chen Ruofei and another minority shareholder, who are both PRC residents.

On October 10, 2009, also pursuant to the Restructuring, MenQ through Clever Aim, acquired 100% equity interests in MenQ China from Mr. Chen Ruofei, Mr. Chen Tiannan and other minority shareholders, who are all PRC residents. On October 10, 2009, the local government of the PRC issued the certificate of approval regarding the change in shareholding of MenQ China and its transformation from a PRC domestic company to a wholly-foreign owned enterprise.

On September 21, 2009, as part of the Restructuring, Mr. Chen Ruofei, Mr. Chen Tiannan and other minority shareholders (“MenQ HK and MenQ China Former Shareholders”) through Future Billion Limited (“Future Billion”, a company incorporated in the BVI, established and controlled by MenQ HK and MenQ China Former Shareholders), entered into an option agreement (“Option Agreement”) with Mr. Liu Hai Qi (the “Granter”, the sole legal shareholder and director of MenQ).

Pursuant to the Option Agreement, Future Billion obtained the right and option to acquire all outstanding shares (“Option Shares”) in MenQ at an exercise price of $1 per share during the exercise period of five years commencing on the ninetieth day after the effectiveness of a registration statement under the Securities Act to be filed by a United States public reporting shell company, with which MenQ intends to enter into a share exchange agreement for the purposes of a reverse merger with that shell company.

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

During and after the Restructuring, there has been no change to the composition of the board of directors of MenQ HK and MenQ China. The boards of directors of MenQ HK and MenQ China have continued to comprise representatives of HK Menq and MenQ China Former Shareholders. Therefore, MenQ HK and MenQ China are still under the same operating and management control of MenQ HK and MenQ China Former Shareholders. As a result of the Option Agreement, MenQ HK and MenQ China Former Shareholders, through Future Billion, continue to bear the residual risks and rewards relating to MenQ HK and MenQ China. As a result, the Restructuring has been accounted for as a recapitalization of MenQ HK and MenQ China with no adjustment to the historical basis of their assets and liabilities. The Restructuring has been accounted for using the "as if" pooling method of accounting and the operations were consolidated as if the Restructuring had occurred as of the beginning of the earliest period presented and the current corporate structure had been in existence throughout the periods covered by these financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2           SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation
These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The result reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of CIE and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Research and development expenses
Research and development costs are charged to expense when incurred.

Advertising and promotion costs
The Company expenses advertising and promotion costs as incurred. Advertising and promotion expenses charged to operations were $1,247,030 and $38,899 for the periods ended March 31, 2010 and 2009, respectively.

Shipping and handling cost
Technological products sold by the Company are normally collected by customers at the Company’s premises. During the periods ended March 31, 2010 and 2009, shipping and handling costs were insignificant..

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

	As of December 31, 2009	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.8282	US$1=RMB6.8282
	US$1=HK$7.7805	US$1=HK$7.7805

	Period ended March 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8270	US$1=RMB6.8283
	US$1=HK$7.7746	US$1=HK$7.7417

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2           SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency - continued
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

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3           INVENTORIES

	March 31,	December 31,
	2010	2009

Raw materials	$1,142,674	$566,125
Work in progress	418,773	246,152
Finished goods	729,254	340,088

Total	$2,290,701	1,152,365

NOTE 4           OTHER CURRENT ASSETS

	March 31,	December 31,
	2010	2009

Advance to suppliers	$1,045,253	$536,368
Deposits and prepayment	53,598	67,268
Other receivables	72,614	52,600

Total	$1,171,525	656,236

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5           PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2010	2009

Furniture, fixtures and equipment	$59,058	59,058
Leasehold improvement	132,479	132,479
Motor vehicles	213,444	151,729
Moulds	41,896	41,896
Plant and machinery	56,686	56,686

Total cost	503,734	441,848
Less: Accumulated depreciation and amortization	(62,402)	(38,951)

Net	$441,332	$402,897

Depreciation expenses in aggregate for the years ended December 31, 2009 and 2008 were $32,413 and $6,518 respectively.

NOTE 6           INTANGIBLE ASSETS

	March 31,	December 31,
	2010	2009

Exclusive rights to computer programming technology	$1,096,248	$1,096,361
Software	3,223
Less: Accumulated amortization	(569,769)	(514,757)

Net	$529,702	581,604

Each of the exclusive rights has a term of five years and relates to a computer programming technology under several patents based on which the Company develops its electronic products. These exclusive rights were acquired from Mr. Chen Ruofei and Mr. Zhou Yi, which is described in more details in Note 8(c).

Amortization expenses for the periods ended March 31, 2010 and 2009 were $54,827 and $54,817 respectively.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7           INCOME TAXES

MENQ, being incorporated the British Virgin Islands ("BVI") is not subject to any income tax in the BVI.

Wisegate being incorporated in the British Virgin Islands ("BVI") is not subject to any income tax in the BVI.

MenQ HK and Clever Aim being Hong Kong-incorporated companies are subject to Hong Kong profits tax at 16.5% on its income generated from Hong Kong for the three months ended March 31, 2010 and 2009, respectively.

MenQ China being a PRC-registered company is subject to PRC income tax at 25% on its income generated from PRC for the three months ended March 31, 2010 and 2009, respectively.

The Company’s income tax expense consisted of:

	Period ended
	March 31,
	2010	2009

Current	$-	$287,730
Deferred	-	-

	$-	$287,730

A reconciliation of the provision for income taxes determined at the US statutory corporate income tax rate to the Company’s effective income tax rate is as follows:

	Period ended
	March 31,
	2010	2009

Pre-tax (loss) income	$(285,012)	$1,638,759
US statutory rate	35%	35%
Income tax expense computed at U.S. federal rate	-
Reconciling items:
Rate differential for domestic earnings
Non-deductible expenses
PRC tax concession on non-resident enterprises without permanent establishment in the PRC
Others

Effective tax expense	$-	$287,730

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8           STOCKHOLDER’S EQUITY

On December 11, 2009, which was the date of the Share Exchange as set out in Note 1, the Company issued 60,400,000 shares of the Company, to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ.

NOTE 9           STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 11         EARNING PER SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

All per share data including earnings per share (EPS) has been retroactively restated to reflect the reverse acquisition on December 11, 2009 whereby the 60,400,000 shares of common stock issued by the Company (nominal acquirer) to the shareholder of CIE (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Period ended
	March 31,
	2010	2009

Net (loss) income	$(298,993)	$1,351,029

Weighted average number of shares Basic and diluted	65,000,000	60,400,000

Net (loss) income per share Basic and diluted	$(0.005)	$0.0224

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12         RELATED PARTY TRANSACTIONS

(a)	Outstanding balances

		March 31,	December 31,
		2010	2009
Amount due to a directors:
- Mr. Chen Ruofei (b), director of Wisegate	(a)	$322,159	$255,318
- Mr. Chen Tiannam (b), Chairman of CIE	(a)	626,018	1,037,266
		964,829	1,292,584

(a)	The amounts are unsecured, non-interest bearing and without fixed repayment term.
(b)	Mr. Chan Ruofei and Mr. Chen Tiannamis are also two of the major shareholders of Future Billion (see Note 1 for further details).

NOTE 13         COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments as of March 31, 2010

In the normal course of business, the Company entered into operating lease agreements to rent office space. The Company was obligated under operating leases requiring minimum rentals as of March 31, 2010 as follows:

Payable within:
- 2010	$73,523
- 2011	45,972
- 2012	13,409

Total minimum lease payments	$132,904

During the period ended March 31, 2010 and 2009, rental expenses under operating leases amounted to $7,664 and $8,416, respectively.

CHINA INTERACTIVE EDUCATION, INC.
(PREVIOUSLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14         CONCENTRATION OF RISKS

Credit risk

As of March 31, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Except for a single external customer who accounted for 99%, of the Company’s revenue for the year ended March 31, 2010, there was no other single customer who accounted for more than 10% of the Company’s revenue for the periods ended March 31, 2010 and 2009.

Currency convertibility risk

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These requirements imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries to transfer funds to the parent through loans, advances or cash dividends.

NOTE 15         SEGMENT DATA

The Company believes that throughout the years ended March 31, 2010 and 2009, it operated in one operating segment – development and sale of electronic products based on a computer programming technology.

The following table sets out the analysis of the Company’s revenue by products and services.

	Period ended
	March 31,
	2010	2009

Revenue from external customers:
Licensing of patent and related technology development services	$-	$2,877,302
Electronic learning products	3,531,698	-
Other electronic products	41,291	285,102

Total	$3,572,989	$3,162,404

The following table sets out the analysis of the Company’s revenue by customers located in different geographical areas.

	Period ended
	March 31,
	2010	2009

Revenue from external customers:
PRC	$3,531,698	$2,877,302
Other countries, less than 5% of the total revenue	41,291	285,102

Total	3,572,989	$3,162,404

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to (i) the "Company," "we," "us," and "our" are to the combined business of China Interactive Education, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) "MenQ BVI" are to MenQ Technology Group Limited, a BVI limited company; (iii) "Wisegate" are to Wisegate International Limited, a BVI limited company; (iv) "MenQ HK" are to MenQ International Limited, a Hong Kong limited company; (v) "Clever Aim" are to Clever Aim Development Limited, a Hong Kong limited company; (vi) "MenQ China" are to MenQ Technology Limited, a PRC limited company; (vii) "SEC" are to the United States Securities and Exchange Commission; (viii) "Securities Act" are to Securities Act of 1933, as amended; (ix) "Exchange Act" are to the Securities Exchange Act of 1934, as amended; (x) "PRC" and "China" are to People’s Republic of China excluding Hong Kong, Macao, and Taiwan; (xi) "Hong Kong" are to the Hong Kong Special Administrative Region of the People’s Republic of China; (xii) "Renminbi" and "RMB" are to the legal currency of China; and (xiii) "U.S. dollar," "$" and "US$" are to United States dollars.

Overview of Our Business

Through our Hong Kong and PRC subsidiaries, we are an education solutions company that provides new era educational concepts, equipment and products to educational institutions including elementary, middle and high schools, professional training schools, and to individual students in China. We were organized to meet what we believe is an unmet need for educational resources throughout the PRC. Based on the PRC government’s statistical yearbook for 2007, the government invests more than $104 billion on education each year. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous national examinations, which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that this examination-oriented education has created a market for products to improve the efficiency and performance of students and teachers.

Our principal businesses include (1) the provision of new era e-classroom and e-library solutions, (2) the distribution of computer based ELPs embedded with Beijing Normal University’s educational materials in computer programs and with self developed wireless technology and (3) the design and manufacture of GPS products via ODMs and OEMs based on self-developed technology.

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

The chart below presents our corporate structure.

Our company headquarters is located in southern China, in the City of Zhongshan in Guangdong Province and our sales offices are located in the Shenzhen Special Economic Zone and City of Guangzhou in Guangdong Province.

We file annual, quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website. You may also request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: China Interactive Education, Inc., Block C, Zhennan Road, South District, Zhongshan City, Guangdong Province, 518040 People’s Republic of China, attention Corporate Secretary, telephone (+86) 0760-2819888. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

2010 Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2010:

  Net Sales: Net sales increased $0.4 million, or 13%, to $3.6 million for the three months ended March 31, 2010 from $3.2 million for the same period in 2009.

  Gross Margin: Gross margin was 34% for the three months ended March 31, 2010, as compared to 62% for the same period in 2009.

  Net Income: Net income decreased $2.4 million, or 177%, to $(1.0) million for the three months ended March 31, 2010, from $1.4 million for the same period in 2009.

  Fully diluted earnings per share: Fully diluted earnings per share were $(0.016) for the three months ended March 31, 2010, as compared to $0.21 for the same period in 2009.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		% of			% of
	Amount	Net Sales		Amount	Net Sales

Net sales	$3,572,989	100%		$3,162,404	100%

Cost of sales	2,365,652	66%		1,188,260	38%

Gross profit	1,207,337	34%		1,974,144	62%

Selling, General and Administrative Expenses	2,248,278	63%		335,571	11%

(Loss) income from operations	(1,040,825)	(29%	)	1,638,573	51%

Other income	58	0%		186	0%

(Loss) income before income taxes	(1,040,883)	(29%	)	1,638,759	51%

Income taxes	-	0%		287,730	9%

Net (loss) income	$(1,040,883)	(29%	)	$1,351,029	42%

Net Sales. Our sales revenue increased to $3.6 million in the three months ended March 31, 2010, from $3.2 million for the same period in 2009, representing a 13% increase. During the 2010 period, the Company changed its principal business from providing product and licensing fees, or PLFs, to providing educational learning products, or ELPs, under its own “Five Best Students” brand. The increase in revenue reflects acceptance of this change by our customers.

Cost of Sales. Our cost of sales increased $1.2 million, or 99%, to $2.4 million in the three months ended March 31, 2010, from $1.2 million for the same period in 2009. The cost of goods sold per sales ratio changed from 38% to 66% for the three months ended March 31, 2010 and 2009, respectively. The increment in cost of sales represents the difference in cost structure in providing licensing revenue and product revenue, in connection with the Company’s change from providing PLFs to providing ELPs during the 2010 period.

Gross Profit and Gross Margin. Our gross profit decreased $0.8 million, or 39%, to $1.2 million in the three months ended March 31, 2010, from $2.0 million for the same period in 2009. Gross profit as a percentage of net revenue was 34% and 62% for the three months ended March 31, 2010 and 2009, respectively. The decrease in gross profit represents the different gross margin in providing licensing revenue in the 2009 period and product revenue in the 2010 period.

Selling, General and Administrative Expenses. In the three months ended March 31, 2010, our selling, general and administrative expenses increased $1.9 million, or 570%, to $2.2 million, from $0.3 million for the same period in 2009. During the 2010 period, the Company incurred expense on a marketing campaign regarding its change in business and to build up its own "Five Best Students" brand. The cost of advertisement related to brand building in the first quarter of 2010 totaled approximately $1.2 million.

Other Income. Other income decreased $128, or 69%, to $58 in the three months ended March 31, 2010, from $186 during the same period in 2009. The decrease in other income represents less bank income earned from a decreased bank balance in the 2010 period.

(Loss) income Before Income Taxes. Our income before income taxes decreased by $2.6 million, or 164%, to ($1.0) million in the three months ended March 31, 2010, from $1.6 million for the same period in 2009, primarily due to increased marketing expenses during the 2010 period.

Income Taxes. We incurred income tax expenses of $nil and $0.3 million in the three months ended March 31, 2010 and 2009, respectively, a 100% decrease. See "Taxation" above for more information. The Company generated negative income before income tax in the first quarter of 2010 and so no income taxes were incurred during the period.

Net Income. In the three months ended March 31, 2010, we generated a net loss of $1.0 million, a decrease of $2.4 million, or 177%, from $1.4 million for the same period in 2009, as a result of the factors described above.

Liquidity And Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $180,762, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$287,521	$1,831,592
Net cash used in investing activities	(42,920)	(295,955)
Net cash used in financing activities	(415,530)	(1,794,015)
Effects of Exchange Rate Change in Cash	147	(7,857)
Net Decrease in Cash and Cash Equivalents	(170,782)	(266,235)
Cash and Cash Equivalent at Beginning of the Year	351,544	440,000
Cash and Cash Equivalent at End of the Year	$180,762	$173,765

Operating activities

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2010, as compared to $1.8 million net cash provided by operating activities for the same period in 2009. The decrease from period to period was primarily attributable to the Company’s transition of principal business during the 2010 period, from providing PLFs to providing ELPs and the expense incurred in marketing activities related to the change.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $42,920, as compared to $295,955 for the same period in 2009. During the first quarter of 2010, the net cash used in investing was mainly attributable to acquisition of plant and equipment .

Financing activities

Net cash used in financing activities for the three months ended March 31, 2010 was $0.4 million, as compared to $1.8 million for the same period. During the first quarter of 2010, the net cash used in financing was mainly attributable to repayment of amount due from directors. The amount contributed by directors was used to finance the Company’s working capital with interest-free.

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

Obligations Under Material Contracts

On May 20, 2009, we entered into a partnership agreement with Beijing Normal University. Pursuant to the partnership agreement, we are required to pay no less than RMB 1 million (approximately USD$147,060) per year to Beijing Normal University for research and development purposes. We were required to pay RMB 300,000 (approximately USD$44,200) within 15 working days after the establishment of the IT Applied in Education Institute and are required pay the remaining amount in no less than RMB 150,000 (approximately USD$22,060) increments every three months. This agreement is for a term of three years. On August 2, 2009, we entered into a supplemental agreement with Beijing Normal University, pursuant to which we agreed to share 50% of the net profits from our sale of jointly researched and developed products under the partnership agreement.

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

Critical Accounting Policies

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The result reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of CIE and its subsidiaries. All significant intercompany balances or transactions have been eliminated on consolidation

Research and development expenses
Research and development costs are charged to expense when incurred.

Advertising and promotion costs
The Company expenses advertising and promotion costs as incurred. Advertising and promotion expenses charged to operations were $1,205,748 (unaudited) and $38,899 (unaudited) for the periods ended March 31, 2010 and 2009, respectively.

Shipping and handling cost
Technological products sold by the Company are normally collected by customers at the Company’s premises. During the periods ended March 31, 2010 and 2009, shipping and handling costs were insignificant.

Foreign Currency

The Company uses the United States dollars ("U.S. Dollar" or "US$" or "$") for financial reporting purposes. The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi ("RMB") and Hong Kong dollars ("HK$), being the lawful currency in the PRC and Hong Kong. Assets and liabilities are translated into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	As of March 31, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.8259	US$1=RMB6.8282
	US$1=HK$7.7642	US$1=HK$7.7805

	Period ended March 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8270	US$1=RMB6.8283
	US$1=HK$7.7746	US$1=HK$7.7417

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

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, "Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities", which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, "Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, "Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.         LEGAL PROCEEDINGS.

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

ITEM 1A.      RISK FACTORS.

Not applicable.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2010 which sale was not previous disclosed in a current report on Form 8-K filed during that period.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         (REMOVED AND RESERVED).

ITEM 5.         OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.         EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INTERACTIVE EDUCATION, INC.

Dated: May 24, 2010	/s/ Ruofei Chen
Ruofei Chen
Chief Executive Officer

Dated: May 24, 2010	/s/ Ting Pong Cheung
Ting Pong Cheung
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.