Form 10-Q/A
period 2010-03-31
China Interactive Education, Inc.
filed 2010-06-15
CIK 1363294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 333-134287

CHINA INTERACTIVE EDUCATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0643339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

China Interactive Education, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the Securities and Exchange Commission (the "SEC") on May 24, 2010 (the Original Filing") in order to correct certain errors in the Company's Financial Statements included in the Original Filing and to make corresponding changes under the Results of Operations heading.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify or update any other information in the Original Filing. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operation and Comprehensive Income	2
Condensed Consolidated Statements of Cash Flows	3
Condensed Consolidated Statements of Stockholders’ Equity	4
Notes to Consolidated Financial Statements	5-15

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$180,762	$351,544
Accounts receivable, net of allowance of $710,828 (unaudited) and nil as of March 31, 2010 and December 31, 2009 respectively	8,437,780	11,006,809
Inventories	2,240,470	1,152,365
Deposits, prepayment and other receivables	1,171,525	656,236

Total current assets	12,030,537	13,166,954

Other Assets
Property, plant and equipment, net	441,332	402,897
Intangible assets, net	529,702	581,604

Total assets	$13,001,571	$14,151,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,082,595	$4,687,232
Other payables and accrued expenses	251,032	160,449
Advances from customers	641,030	255,852
Value added and other taxes payable	1,900,253	1,737,623
Income tax payable	850,197	742,937
Due to related parties	964,829	1,357,954

Total current liabilities	8,689,936	8,942,047

Total liabilities	8,689,936	8,942,047

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Preferred stock, $0.001 par, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding	65,000	65,000
Additional paid in capital	1,128,000	1,128,000
Retained earnings	2,499,624	3,540,507
Statutory reserve	87,884	87,884
Accumulated other comprehensive income	531,127	388,017

Total shareholders’ equity	4,311,635	5,209,408

Total liabilities and shareholders’ equity	$13,001,571	$14,151,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUE	$3,572,989	$3,162,404
Cost of sales	(2,365,652)	(1,188,260)
Gross profit	1,207,337	1,974,144
Operating expenses:
Selling and promotion expenses	(2,007,901)	(38,899)
General and administrative expenses	(240,377)	(91,610)
Research and development expenses	-	(208,573)
Total operating expenses	(2,248,278)	(339,082)
(Loss) income from operations	(1,040,941)	1,635,062
Bank interest income	58	186
(Loss) income before income tax	(1,040,883)	1,635,248
Provision for income tax	-	(287,730)
NET (LOSS) INCOME	(1,040,883)	1,347,518
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	143,110	166,239
TOTAL COMPREHENSIVE (LOSS) INCOME	$(897,773)	$1,513,757
(Loss) Earning per shares – Basic and diluted	$(0.016)	$0.0223
Weighted average of common shares outstanding
Basic and diluted	65,000,000	60,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,040,883)	$1,347,518
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment	23,382	3,511
Amortization of intangible assets	54,827	54,817
Decrease (increase) in assets:
Accounts receivable	2,594,517	111,649
Inventories	(1,087,469)	(50,377)
Deposits, prepayment and other receivables	(394,673)	88,621
Increase (decrease) in liabilities:
Accounts payable	(606,280)	-
Advances from customers	384,582	293,796
Other payable and accruals	90,500	-
Valued added and other taxes payable	381,727
Income tax payable	(112,709)	(17,943)
Net cash provided by operating activities	287,521	1,831,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(61,715)	(52,876)
Purchase of intangible assets	(3,222)	-
Repayment from related parties	22,017	-
Advance to related parties	-	(243,079)
Net cash used in investing activities	(42,920)	(295,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advance from directors	(415,530)	(1,794,015)
Net cash used in financing activities	(415,530)	(1,794,015)

Effect of foreign currency translation	147	(7,857)

Decrease in cash and cash equivalents	(170,782)	(266,235)

Cash and cash equivalents, beginning of period	351,544	440,000

CASH AND CASH EQUIVALENTS, end of period	$180,762	$173,765

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$-	$-
Income tax paid	$112,710	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR EXCEPT FOR NUMBER OF SHARE)

						Accumulated
	Ordinary Shares		Additional			other
	Number of		paid-in	Statutory	Retained	comprehensive
	shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance, December 31, 2009 (Audited)	65,000,000	$65,000	$1,128,000	$87,884	$3,540,507	$388,017	$5,209,408

Net loss for the three months ended March 31, 2010	-	-	-	-	(1,040,883)	-	(1,040,883)
Foreign currency translation adjustment	-	-	-	-	-	143,110	143,110

Balance, March 31, 2010 (Unaudited)	65,000,000	$65,000	$1,128,000	$87,884	$2,499,624	$531,127	$4,311,635

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

China Interactive Education, Inc (“CIE” or the “Company”) was incorporated in the State of Delaware on August 28, 2000 for the purpose of developing online internet community portals. On December 4, 2009, the Company changed its legal domicile from Delaware to Nevada by merging into a wholly-owned subsidiary, China Interactive Education, Inc., which the Company established in the State of Nevada for the sole purpose of effecting the change of domicile to Nevada, which the Company deeded to be a more favorable jurisdiction with a well recognized body of corporate law and no state income tax. The Company’s name was changed from Find the World Interactive, Inc. to China Interactive Education, Inc. On December 11, 2009, the Company completed a reverse acquisition of MenQ Technology Group Limited (“MenQ”).

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

Reverse Acquisition

On December 11, 2009, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 60,400,000 shares of the Company, to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ (the “Share Exchange”). Immediately following the Share Exchange, the shareholder of MenQ owned approximately 92.9% of the Company’s total issued and outstanding share capital on an as-if converted and fully-diluted basis.

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
(UNAUDITED)

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
(UNAUDITED)

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

	As of March 31, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.8259	US$1=RMB6.8282
	US$1=HK$7.7642	US$1=HK$7.7850

	Period ended March 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8270	US$1=RMB6.8283
	US$1=HK$7.7746	US$1=HK$7.7417

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009.

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3	ACCOUNTS RECEIVABLE, NET

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Accounts receivable	$9,148,608	$11,006,809
Less: Allowance for doubtful accounts	(710,828)

Accounts receivable, net	$8,437,780	$11,006,809

NOTE 4	INVENTORIES

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$1,142,674	$566,125
Work in progress	212,578	246,152
Finished goods	885,218	340,088

Total	$2,240,470	$1,152,365

NOTE 5	DEPOSITS, PREPAYMENT AND OTHER RECEIVABLES

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Deposits and prepayment	1,098,851	603,636
Other receivables, net of $nil allowance	72,674	52,600

Total	$1,171,525	$656,236

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Furniture, fixtures and equipment	$59,200	$59,058
Leasehold improvement	132,524	132,479
Motor vehicles	213,384	151,729
Plant and machinery	98,626	98,582

Total cost	503,734	441,848
Less: Accumulated depreciation and amortization	(62,402)	(38,951)

Net	$441,332	$402,897

Depreciation expenses in aggregate for the periods ended March 31, 2010 and 2009 were $23,382 and $3,511 respectively.

NOTE 7	INTANGIBLE ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Exclusive rights to computer programming technology	$1,099,471	$1,096,361
Less: Accumulated amortization	(569,769)	(514,757)

Net	$529,702	$581,604

Each of the exclusive rights has a term of five years and relates to a computer programming technology under several patents based on which the Company develops its electronic products. These exclusive rights were acquired from Mr. Chen Ruofei and Mr. Zhou Yi.

Amortization expenses for the periods ended March 31, 2010 and 2009 were $54,827 and $54,817 respectively.

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

CIE is subject to taxes in the U.S.

MENQ, being incorporated the British Virgin Islands (“BVI”) is not subject to any income tax in the BVI.

Wisegate is incorporated in the British Virgin Islands (“BVI”) and is, therefore, not subject to any income tax in the BVI. However, during the three months ended March 31, 2009, Wisegate generated patent license fees and related service revenue from PRC resident enterprises. According to the PRC Income Tax Law on Foreign Invested Enterprises and Foreign Enterprises, which was effective for periods before January 1, 2008, and the PRC Unified Enterprise Income Tax Law, which has been effective from January 1, 2008, the Company is generally subject to a withholding income tax at 20% on its patent license fees and on service revenue generated from PRC resident enterprises. As Wisegate has no permanent establishment within the PRC, it is allowed a reduced withholding income tax rate of 10% according to the relevant regulation on the implementation of the PRC income tax law.

MenQ HK and Clever Aim are Hong Kong-incorporated companies and are, therefore, subject to a Hong Kong profits tax of 16.5% on its income generated from Hong Kong for the three months ended March 31, 2010 and 2009, respectively.

MenQ China is a PRC-registered company is, therefore, subject to PRC income tax at 25% on its income generated from the PRC for the three months ended March 31, 2010 and 2009, respectively.

The Company’s income tax expense consisted of:

	Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Current	$-	$287,730
Deferred	-	-

	$-	$287,730

A reconciliation of the provision for income taxes determined at the US statutory corporate income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Pre-tax (loss) income	$(1,040,883)	$1,635,248
US statutory rate	35%	35%
Income tax expense computed at U.S. federal rate	(364,309)	572,337
Reconciling items:
Rate differential for domestic earnings	126,333	(148,639)
Non-deductible expenses	13,178	179,706
Loss not recognized as deferred tax assets	224,798	-
PRC tax concession on non-resident enterprises without permanent establishment in the PRC	-	(287,730)
Others	-	(27,944)

Effective tax expense	$-	$287,730

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8	INCOME TAXES (CONTINUED)

Significant components of the net deferred tax assets were as follows:

	Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net operating loss carryforwards	$224,798	$-
Less: Valuation allowance	(224,798)	-

Net deferred tax assets	$-	$-

As of March 31, 2010 and 2009, valuation allowance of $224,798 and $Nil, respectively, was provided to the deferred tax assets, due to the uncertainty surrounding their realization.

NOTE 9	STOCKHOLDER’S EQUITY

On December 11, 2009, which was the date of the Share Exchange as set out in Note 1, the Company issued 60,400,000 shares of the Company, to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ.

NOTE 10	STATUTORY RESERVES

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

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11	EARNING PER SHARE (CONTINUED)

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net (loss) income	$(1,040,883)	$1,347,518

Weighted average number of shares
Basic and diluted	65,000,000	60,400,000

Net (loss) income per share
Basic and diluted	$(0.016)	$0.0223

NOTE 12	RELATED PARTY TRANSACTIONS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Amount due to directors:

- Mr. Chen Ruofei (a)(b), director, Chief Executive Officer and President of the Company	$644,462	$255,318
- Mr. Chen Tiannam (a) (b), Chairman of the Company	283,205	1,037,266
- Mr. Lam Hak Kwun (a), Former director	16,652	65,370
- Mr. He Wei Dong (a), director of the Company	20,510	-

	$964,829	$1,357,954

(a) The amounts are unsecured, non-interest bearing and without fixed repayment term.
(b) Mr. Chan Ruofei and Mr. Chen Tiannam are also two of the major shareholders of Future Billion (see Note 1 for further details).

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13	COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments as of March 31, 2010

In the normal course of business, the Company entered into operating lease agreements to rent office space and plant and equipment. The Company was obligated under operating leases requiring minimum rentals as of March 31, 2010 as follows:

(Unaudited)
Payable within:
- 2010	$73,523
- 2011	45,972
- 2012	13,409

Total minimum lease payments	$132,904

During the periods ended March 31, 2010 and 2009, rental expenses under operating leases amounted to $7,664 and $8,416, respectively.

The lease agreement for plant and equipment expired at May 30, 2010, in accordance with the lease term. The Company is in the progress of negotiating the renewal of lease of this lease as well as a definite plan for the manufacturing process.

Commitments pursuant to a partnership agreement

On May 20, 2009, the Company entered into a three-year term partnership agreement with Beijing Normal University for research and development purposes. Under the partnership agreement, the Company is obligated to pay the requiring research and development expense not less than approximately $147,000 annually.

NOTE 14	CONCENTRATION OF RISKS

Credit risk

As of March 31, 2010 and December 31, 2009, 88% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Except for a single external customer who accounted for 99%, of the Company’s revenue for the three months ended March 31, 2010, there was no other single customer who accounted for more than 10% of the Company’s revenue for the periods ended March 31, 2010 and 2009.

As of March 31, 2010, two customers accounted for 81% and 27% of total accounts receivable of the Company. As of December 31, 2009, three customers accounted for 46%, 25% and 21% of accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2010 and December 31, 2009.

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

CHINA INTERACTIVE EDUCATION, INC.
(FORMERLY KNOWN AS FIND THE WORLD INTERACTIVE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15	SEGMENT DATA

The Company believes that throughout the three months ended March 31, 2010 and 2009, it operated in one operating segment – development and sale of electronic products based on a computer programming technology.

The following table sets out the analysis of the Company’s revenue by products and services.

	Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue from external customers:
Licensing of patent and related technology development services	$-	$2,877,302
Electronic learning products	3,531,698	-
Other electronic products	41,291	285,102

Total	$3,572,989	$3,162,404

The following table sets out the analysis of the Company’s revenue by customers located in different geographical areas.

	Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue from external customers:
PRC	$3,531,698	$2,877,302
Other countries	41,291	285,102

Total	$3,572,989	$3,162,404

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of China Interactive Education, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “MenQ BVI” are to MenQ Technology Group Limited, a BVI limited company; (iii) “Wisegate” are to Wisegate International Limited, a BVI limited company; (iv) “MenQ HK” are to MenQ International Limited, a Hong Kong limited company; (v) “Clever Aim” are to Clever Aim Development Limited, a Hong Kong limited company; (vi) “MenQ China” are to MenQ Technology Limited, a PRC limited company; (vii) “SEC” are to the United States Securities and Exchange Commission; (viii) “Securities Act” are to Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “PRC” and “China” are to People’s Republic of China excluding Hong Kong, Macao, and Taiwan; (xi) “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China; (xii) “Renminbi” and “RMB” are to the legal currency of China; and (xiii) “U.S. dollar,” “$” and “US$” are to United States dollars.

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

  Fully diluted earnings per share: Fully diluted earnings per share were $(0.016) for the three months ended March 31, 2010, as compared to $0.0223 for the same period in 2009.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$3,572,989	100%		$3,162,404	100%
Cost of sales	2,365,652	66%		1,188,260	38%
Gross profit	1,207,337	34%		1,974,144	62%
Selling, General and Administrative Expenses	2,248,278	63%		339,082	11%
(Loss) income from operations	(1,040,941)	(29%	)	1,635,062	52%
Other income	58	0%		186	0%
(Loss) income before income taxes	(1,040,883)	(29%	)	1,635,248	52%
Income taxes	-	0%		287,730	9%
Net (loss) income	$(1,040,883)	(29%	)	$1,347,518	43%

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

Selling, General and Administrative Expenses. In the three months ended March 31, 2010, our selling, general and administrative expenses increased $1.9 million, or 563%, to $2.2 million, from $0.3 million for the same period in 2009. During the 2010 period, the Company incurred expense on a marketing campaign regarding its change in business and to build up its own “Five Best Students” brand. The cost of advertisement related to brand building in the first quarter of 2010 totaled approximately $1.2 million.

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

Income Taxes. We incurred income tax expenses of $nil and $0.3 million in the three months ended March 31, 2010 and 2009, respectively, a 100% decrease. See “Taxation” above for more information. The Company generated negative income before income tax in the first quarter of 2010 and so no income taxes were incurred during the period.

Net Income. In the three months ended March 31, 2010, we generated a net loss of $1.0 million, a decrease of $2.4 million, or 177%, from $1.3 million for the same period in 2009, as a result of the factors described above.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $42,920, as compared to $295,955 for the same period in 2009. During the first quarter of 2010, the net cash used in investing was mainly attributable to acquisition of plant and equipment.

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

These condensed consolidated financial statements include the financial statements of CIE and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation

Research and development expenses

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

	As of March 31, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.8259	US$1=RMB6.8282
	US$1=HK$7.7642	US$1=HK$7.7850

	Period ended March 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8270	US$1=RMB6.8283
	US$1=HK$7.7746	US$1=HK$7.7417

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

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

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

CHINA INTERACTIVE EDUCATION, INC.

Dated: June 15, 2010	/s/ Ruofei Chen
Ruofei Chen
Chief Executive Officer

Dated: June 15, 2010	/s/ Ting Pong Cheung
Ting Pong Cheung
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.