Form 10-Q
period 2010-06-30
China Interactive Education, Inc.
filed 2010-08-19
CIK 1363294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to _____________

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2010, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	65,000,000

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current assets
Cash and cash equivalents	$320,496	$351,544
Accounts receivable, net of allowance of $720,112 and $nil as of June 30, 2010
and December 31, 2009 respectively	14,200,857	11,006,809
Inventories	3,880,367	1,152,365
Deposits, prepayments and other receivables	343,642	656,236
Total current assets	18,745,362	13,166,954
Property, plant and equipment , net	427,633	402,897
Intangible assets, net	477,769	581,604
Total assets	$19,650,764	$14,151,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and notes payable	$6,017,316	$4,687,232
Other payables and accrued expenses	395,280	160,449
Advances from customers	672,768	255,852
Value added and other taxes payable	4,059,947	1,737,623
Income tax payable	959,418	742,937
Due to related parties	1,162,939	1,357,954
Total current liabilities	13,267,668	8,942,047
Total liabilities	13,267,668	8,942,047

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	--	--
Common stock, $0.001 par value, 200,000,000 shares authorized,
65,000,000 shares issued and outstanding	65,000	65,000
Additional paid-in capital	1,128,000	1,128,000
Statutory reserves	87,884	87,884
Retained earnings	4,672,383	3,540,507
Accumulated other comprehensive income	429,829	388,017
Total shareholders' equity	6,383,096	5,209,408
Total liabilities and shareholders' equity	$19,650,764	$14,151,455

See accompanying notes to condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$11,364,984	$3,535,064	$14,937,973	$6,697,468

Cost of sales	(8,197,087)	(1,016,281)	(10,562,739)	(2,204,541)

Gross profit	3,167,897	2,518,783	4,375,234	4,492,927
Operating expenses :
Selling expenses	(289,459)	(17,232)	(2,297,360)	(56,131)
General and administrative expenses	(304,189)	(89,902)	(544,566)	(181,512)
Research and development expenses	(73,451)	(394,275)	(73,451)	(602,848)

	(667,099)	(501,409)	(2,915,377)	(840,491)

Income from operation	2,500,798	2,017,374	1,459,857	3,652,436
Bank interest income	30	10	88	196

Income before provision for income tax	2,500,828	2,017,384	1,459,945	3,652,632
Provision for income taxes	(328,069)	(323,730)	(328,069)	(611,460)

Net income	2,172,759	1,693,654	1,131,876	3,041,172
Other comprehensive income :
Foreign currency translation adjustment	(101,298)	(382,432)	41,812	(216,193)

Total comprehensive income	$2,071,461	$1,311,222	$1,173,688	$2,824,979

Weighted average number of shares :
- Basic and diluted	65,000,000	60,400,000	65,000,000	60,400,000
Earnings per common share
- Basic and diluted	$0.03	$0.03	$0.02	$0.05

See accompanying notes to condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS EXCEPT FOR NUMBER OF SHARE)

						Accumulated
			Additional			other
	Common stock		paid-in	Statutory	Retained	comprehensive
	Shares	Amount	capital	reserves	earnings	income	Total
Balance, December 31, 2009	65,000,000	$65,000	$1,128,000	$87,884	$3,540,507	$388,017	$5,209,408
Net income for the six months ended June 30, 2010	--	--	--	--	1,131,876	--	1,131,876
Foreign currency translation adjustment	--	--	--	--	--	41,812	41,812
Balance, June 30, 2010 (Unaudited)	65,000,000	$65,000	$1,128,000	$87,884	$4,672,383	$429,829	$6,383,096

See accompanying notes to condensed consolidated financial statements.

     CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,131,876	$3,041,172
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment	48,994	611
Amortization of intangible assets	110,165	109,840
Allowance for doubtful debts	718,145	--
(Increase) decrease in assets :
Accounts receivable	(3,817,185)	129,198
Inventories	(2,713,928)	(217,933)
Deposits, prepayments and other receivables	315,312	(302,675)
Increase (decrease) in liabilities :
Accounts and notes payable	1,300,188	212,971
Other payables and accrued expenses	233,670	97,388
Advance from customers	415,447	282,944
Value added and other taxes payable	2,305,870	2,550
Income tax payable	211,525	(20,433)
Net cash provided by operating activities	260,079	3,335,633

Cash flows from investing activities :
Purchase of property, plant and equipment	(71,411)	(176,240)
Purchase of intangible assets	(3,232)	-
Advance to related company	-	(163,809)
Net cash used in investing activities	(74,643)	(340,049)

Cash flows from financing activities:
Advance from related parties	842,824	-
Repayment to related parties	(1,044,477)	(3,005,749)
Net cash used in financing activities	(201,653)	(3,005,749)

Effect of foreign currency translation	(14,831)	(226)
Net decrease in cash and cash equivalents	(31,048)	(10,391)
Cash and cash equivalents, beginning of period	351,544	440,000
Cash and cash equivalents, end of period	$320,496	$429,609
Supplemental disclosure information
Income taxes paid	$116,546	$-

See accompanying notes to the condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
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

As of June 30, 2010, details of the Company’s wholly-owned subsidiaries are as follows:

	Place and date of
Subsidiaries’ names	incorporation	Paid-up capital	Principal activities
MenQ Technology Group Limited (“MenQ”)	British Virgin Islands (“BVI”) July 2, 2009	$50,000	Intermediate holding company
Wisegate International Limited (“Wisegate”)	British Virgin Islands (“BVI”) May 30, 2007	$50,000	Licensing of a patent of a global positioning systems (GPS) technology and as an intermediate holding company
MenQ International Limited (“MenQ HK”)	Hong Kong July 28, 2006	HK$10,000	Development and sales of electronic products
Clever Aim Development Limited (“Clever Aim”)	Hong Kong August 3, 2009	HK$10,000	Intermediate holding company
MenQ Technology Limited (“MenQ China”)	People’s Republic of China (“PRC”) December 25, 2008	RMB1,000,000	Development and sales of electronic products

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

(iii)

MENQ and its subsidiaries do not declare, accrue, set aside or pay any dividend or make any other distribution, nor do they repurchase, redeem or otherwise reacquire any equity, shares of capital stock or any other securities;

(iv)	MENQ and its subsidiaries do not sell or otherwise issue any equity, shares of capital stock or any other securities.

 The primary purpose of the Option Agreement is to enable MenQ HK and MenQ China Former Shareholders to reacquire ultimate controlling legal ownership of MenQ HK and MenQ China in compliance with regulatory requirements of the PRC.

During and after the Restructuring, there has been no change to the composition of the board of directors of MenQ HK and MenQ China. The boards of directors of MenQ HK and MenQ China have continued to comprise representatives of MenQ HK and MenQ China Former Shareholders. Therefore, MenQ HK and MenQ China are still under the same operating and management control of MenQ HK and MenQ China Former Shareholders. As a result of the Option Agreement, MenQ HK and MenQ China Former Shareholders, through Future Billion, continue to bear the residual risks and rewards relating to MenQ HK and MenQ China. As a result, the Restructuring has been accounted for as a recapitalization of MenQ HK and MenQ China with no adjustment to the historical basis of their assets and liabilities. The Restructuring has been accounted for using the "as if" pooling method of accounting and the operations were consolidated as if the Restructuring had occurred as of the beginning of the earliest period presented and the current corporate structure had been in existence throughout the periods covered by these financial statements.

NOTE 2   SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of CIE and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

The results of subsidiaries are consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that such control ceases. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Revenue from providing technology development services and granting the technology patent right to its customer is recognized net of sales discounts and returns and business taxes once the services have been rendered to its customers and the Company has the right to receive the income. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer, at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Product returns to the Company were insignificant during past years. There are no post-shipment obligations, price protection or bill and hold arrangements.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expenses charged to operations were $1,525,404 and $54,705 for the six months ended June 30, 2010 and 2009, respectively.

Shipping and handling cost

Technological products sold by the Company are normally collected by customers at the Company’s premises. During the periods ended June 30, 2010 and 2009, shipping and handling costs were insignificant.

Foreign Currency

The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HK$”), being the lawful currency in the PRC and Hong Kong. Assets and liabilities are translated into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:-

	As of June 30, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.7886	US$1=RMB6.8282
	US$1=HK$7.7838	US$1=HK$7.7850

Three months ended June 30,
	2010	2009
Items in the statements of operations and cash flows	US$1=RMB6.8235	US$1= RMB6.8299
	US$1=HK$7.739	US$1=HK$7.7634

Six months ended June 30,
	2010	2009
Items in the statements of operations and cash flows	US$1=RMB6.8072	US$1= RMB6.8155
	US$1=HK$7.7740	US$1=HK$7.7496

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

There were no assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2010 and December 31, 2009.

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3   ACCOUNTS RECEIVABLE, NET

	June 30,	December 31,
	2010	2009
	(Unaudited)
Accounts receivable	$14,920,969	$11,006,809
Less: Allowance for doubtful accounts	(720,112)	--

Accounts receivable, net	$14,200,857	$11,006,809

NOTE 4   INVENTORIES

	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$444,504	$566,125
Work in progress	240,585	246,152
Finished goods	3,195,278	340,088

Total	$3,880,367	$1,152,365

NOTE 5   DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	June 30,	December 31,
	2010	2009
	(Unaudited)
Purchase deposits	150,697	536,364
Prepaid for operating expenses	135,728	67,272
Other receivables, net of $nil allowance	57,217	52,600

Total	$343,642	$656,236

NOTE 6   PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2010	2009
	(Unaudited)
Furniture, fixtures and equipment	$47,066	$59,058
Leasehold improvement	154,626	132,479
Motor vehicles	214,555	151,729
Plant and machinery	99,547	98,582

Total cost	515,794	441,848
Less: Accumulated depreciation and amortization	(88,161)	(38,951)

Net	$427,633	$402,897

Depreciation expenses in aggregate for the periods ended June 30, 2010 and 2009 were $48,994 and $611 respectively.

NOTE 7   INTANGIBLE ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Exclusive rights to computer programming technology	$1,105,997	$1,096,361
Less: Accumulated amortization	(628,228)	(514,757)

Net	$477,769	$581,604

Each of the exclusive rights has a term of five years and relates to a computer programming technology under several patents based on which the Company develops its electronic products. These exclusive rights were acquired from Mr. Chen Ruofei (CEO and President of the Company) and Mr. Zhou Yi (a director of the Company).

Amortization expenses for the periods ended June 30, 2010 and 2009 were $110,165 and $109,840 respectively.

NOTE 8   INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

Wisegate is incorporated in the British Virgin Islands (“BVI”) and is, therefore, not subject to any income tax in the BVI. However, during the six months ended June 30, 2009, Wisegate generated patent license fees and related service revenue from PRC resident enterprises. According to the PRC Income Tax Law on Foreign Invested Enterprises and Foreign Enterprises, which was effective for periods before January 1, 2008, and the PRC Unified Enterprise Income Tax Law, which has been effective from January 1, 2008, Wisegate is generally subject to a withholding income tax at 20% on its patent license fees and on service revenue generated from PRC resident enterprises. As Wisegate has no permanent establishment within the PRC, it is allowed a reduced withholding income tax rate of 10% according to the relevant regulation on the implementation of the PRC income tax law.

MenQ HK and Clever Aim are Hong Kong-incorporated companies and are, therefore, subject to a Hong Kong profits tax of 16.5% on its income generated from Hong Kong for the six months ended June 30, 2010 and 2009, respectively.

MenQ China is a PRC-registered company is, therefore, subject to PRC income tax at 25% on its income generated from the PRC for the six months ended June 30, 2010 and 2009.

No provision for other taxes is made as the Company and MenQ do not have any taxable income in the U.S. or the British Virgin Islands.

NOTE 8   INCOME TAXES – Continued

The Company’s income tax expense consisted of:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$328,069	$323,730	$328,069	$611,460
Deferred	-	-	-	-

	$328,069	$323,730	$328,069	$611,460

Significant components of the net deferred tax assets were as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Allowance for doubtful debts	$179,536	$-
Less: Valuation allowance	(179,536)	-

Net deferred tax assets	$-	$-

As of June 30, 2010 and 2009, valuation allowance of $179,536 and $nil, respectively, was provided to the deferred tax assets, due to the uncertainty of the deductibility by tax authority.

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

NOTE 11   EARNINGS PER SHARE

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented :

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$2,172,759	$1,693,654	$1,131,876	$3,041,172

Weighted average number of shares :
Basic and diluted	65,000,000	60,400,000	65,000,000	60,400,000

Net income per share :
Basic and diluted	$0.03	$0.03	$0.02	$0.05

NOTE 12 RELATED PARTY TRANSACTIONS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Amount due to related parties:

- Mr. Chen Ruofei (a)(b), director, Chief Executive Officer and President of the Company	$801,684	$255,318
- Mr. Chen Tiannam (a)(b), Chairman of the Company	275,262	1,037,266
- Mr. Lam Hak Kwun (a), former director	65,370	65,370
- Mr. He Wei Dong (a), director of the Company	20,623	-

	$1,162,939	$1,357,954

(a)	The amounts are unsecured, non-interest bearing and without fixed repayment term.
(b)	Mr. Chan Ruofei and Mr. Chen Tiannam are also two of the major shareholders of Future Billion (see Note 1 for further details).

NOTE 13   COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments as of June 30, 2010

In the normal course of business, the Company entered into operating lease agreements to rent office space and plant and equipment. The Company was obligated under operating leases requiring minimum rentals as of June 30, 2010 as follows:

(Unaudited)
Payable within:
- remainder of 2010	$158,994
- 2011	180,914
- 2012	31,127

Total minimum lease payments	$371,035

During the periods ended June 30, 2010 and 2009, rental expenses under operating leases amounted to $148,604 and $16,814, respectively.

Commitments pursuant to a partnership agreement

On May 20, 2009, the Company entered into a three-year term partnership agreement with Beijing Normal University for research and development purposes. Under the partnership agreement, the Company is obligated to pay the requiring research and development expense not less than approximately $147,000 annually until May 2012.

NOTE 14  CONCENTRATION OF RISKS

Credit risk

As of June 30, 2010 and December 31, 2009, approximately 98% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2010, five customers accounted for 23%, 17%, 15%, 14% and 11% of the Company’s revenue. For the six months ended June 30, 2009, four customers accounted for 22%, 14%, 14% and 12% of the Company’s revenue. There was no other single customer who accounted for more than 10% of the Company’s revenue for the periods ended June 30, 2010 and 2009.

As of June 30, 2010, five customers accounted for 26%, 16%, 15%, 14% and 11% of total accounts receivable of the Company. As of December 31, 2009, three customers accounted for 46%, 25% and 21% of accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2010 and December 31, 2009.

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

NOTE 15   SEGMENT DATA

The Company believes that throughout the six months ended June 30, 2010 and 2009, it operated in one operating segment – development and sale of electronic products based on a computer programming technology.

The following table sets out the analysis of the Company’s revenue by products and services.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers:
Interactive classroom solutions products	$7,859,789	$-	$7,859,789	$-
Electronic learning products	3,505,195	-	7,078,184	-
Licensing of patent and related technology development services	-	3,423,155	-	6,300,457
Other electronic products	-	111,909	-	397,011

Total	$11,364,984	$3,535,064	$14,937,973	$6,697,468

The following table sets out the analysis of the Company’s revenue by customers located in different geographical areas

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers:
PRC	$11,145,447	$3,423,155	$14,677,145	$6,300,457
Other countries	219,537	111,909	260,828	397,011

Total	$11,364,984	$3,535,064	$14,937,973	$6,697,468

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of China Interactive Education, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “MenQ BVI” are to MenQ Technology Group Limited, a BVI limited company; (iii) “Wisegate” are to Wisegate International Limited, a BVI limited company; (iv) “MenQ HK” are to MenQ International Limited, a Hong Kong limited company; (v) “Clever Aim” are to Clever Aim Development Limited, a Hong Kong limited company; (vi) “MenQ China” are to MenQ Technology Limited, a PRC limited company; (vii) “SEC” are to the United States Securities and Exchange Commission; (viii) “Securities Act” are to Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “PRC” and “China” are to People’s Republic of China excluding Hong Kong, Macao, and Taiwan; (xi) “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China; (xii) “Renminbi” and “RMB” are to the legal currency of China; and (xiii) “U.S. dollars,” “$” and “US$” are to United States dollars.

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

A majority of our revenues are derived from (1) sales of comprehensive sets of ELPs, including hardware with educational content certified and authorized by Beijing Normal University under the partnership agreement and sales of interactive classroom solutions products and (2) development fees from customers for providing educational content in computer programs. In the past, the majority of our revenue was generated from distributing our self-developed technologies in GPS and education products to overseas customers. Starting from 2009, we have been shifting our focus to the education market in the PRC. We plan to expand our sales network to all primary and secondary schools in all provinces of China with the help of educational policies, such as “The Tenth Five-Year Development Outline for Educational Information Technology,” for the development of IT in education and computerized teaching matters, and to the individual electronic ELP market.

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

Results of Operations

Three month period ended June 30, 2010 as compared to three month period ended June 30, 2009

Revenue. Our sales revenue increased to $11.36 million in the three months ended June 30, 2010, from $3.54 million for the same period in 2009, representing a 221% increase. During the 2010 period, we changed our principal business from the provision of licensing of patent and related technology development services, or PLFs, to the sale of educational learning products, or ELPs and interactive classroom solutions products or ICSPs, under our own “Five Best Students” brand. The increase in revenue reflects acceptance of this change by our customers.

Cost of Sales. Our cost of sales increased by $7.18 million, or 707%, to $8.2 million in the three months ended June 30, 2010, from $1.02 million for the same period in 2009. The cost of sales per sales ratio changed from 29% to 72% for the three months ended June 30, 2009 and 2010, respectively. The increment in cost of sales represents the difference in cost structure in providing licensing revenue and product revenue, in connection with our change from providing PLFs to providing ELPs and ICSPs during the 2010 period.

Gross Profit and Gross Margin. Our gross profit increased by $0.65 million, or 26%, to $3.17 million in the three months ended June 30, 2010, from $2.52 million for the same period in 2009. Gross profit as a percentage of net revenue was 28% and 71% for the three months ended June 30, 2010 and 2009, respectively. The decrease in gross profit percentage represents the different gross margin in providing licensing revenue in the 2009 period and product revenue in the 2010 period.

Selling Expenses. In the three months ended June 30, 2010, our selling and promotion expenses increased by $0.27 million, to $0.29 million, from $0.02 million for the same period in 2009. During the 2010 period, we incurred expense on a marketing campaign regarding its change in business and in the build up of our own “Five Best Students” brand. The cost of advertisement and consultancy fee related to brand building in the second quarter of 2010 totaled approximately $0.29 million.

General and Administrative Expenses. In the three months ended June 30, 2010, our general and administrative expenses increased by $0.21 million, to $0.3 million, from $0.09 million for the same period in 2009. The increase was because MenQ China's factory in Zhongshan commenced operations in May 2009.

Research and Development Expenses. In the three months ended June 30, 2010, our research and development expenses decreased by $0.32 million, to $0.07 million, from $0.39 million for the same period in 2009. The decrease was because the Company devoted resources in 2009 to develop the education programs. Fewer resources were required in the 2010 period to further develop these programs.

Income Before Income Taxes. Our income before income taxes increased by $0.48 million, or 24%, to $2.5 million in the three months ended June 30, 2010, from $2.02 million for the same period in 2009, primarily due to the increase in sales and gross profit which was partially offset by the increase in marketing expenses during the 2010 period.

Net Income. In the three months ended June 30, 2010, we generated a net income of $2.17 million, an increase of $0.48 million, or 28%, from $1.69 million for the same period in 2009, as a result of the factors described above.

Six month period ended June 30, 2010 as compared to six month period ended June 30, 2009

Revenue. During the six-month period ended June 30, 2010, we had revenue from sales of our ELPs and ICSPs of $14.94 million as compared to net sales of $6.7 million during the six-month period ended June 30, 2009, an increase of 123%. This increase is mainly attributable to a change of our principal business from provision of licensing of patent and related technology development services, or PLFs, to providing educational learning products, or ELPs, and interactive classroom solutions products or ICSPs, under our own “Five Best Students” brand. The increase in revenue reflects acceptance of this change by our customers.

Cost of Sales. Cost of sales, consisting of raw materials, direct labor and manufacturing overhead, was $10.56 million for the six-month period ended June 30, 2010, as compared to $2.2 million for the same period of 2009, an increase of 379%. The increase in cost of sales is in line with the increase in sales and also represents the difference in cost structure in providing licensing revenue and product revenue, in connection with our change from providing PLFs to providing ELPs and ICSPs during the 2010 period.

Gross Profit and Gross Margin. Our gross profit decreased by $0.12 million, or 3%, to $4.38 million in the six months ended June 30, 2010, from $4.49 million for the same period in 2009. Gross profit as a percentage of net revenue was 29% and 67% for the six months ended June 30, 2010 and 2009, respectively. The decrease in gross profit represents the different gross margin in providing licensing revenue in the 2009 period and product revenue in the 2010 period.

Selling Expenses. In the six months ended June 30, 2010, our selling and promotion expenses increased by $2.24 million, to $2.3 million, from $0.06 million for the same period in 2009. During the 2010 period, we incurred expense on a marketing campaign regarding our change in business and on a build up of our own “Five Best Students” brand. The cost of advertisement and the consultancy fee related to brand building in the second quarter of 2010 totaled approximately $1.5 million. This was offset by an allowance for doubtful accounts receivable of $0.7 million that was recorded in the period based on management review of collectability of accounts receivable.

General and Administrative Expenses. In the six months ended June 30, 2010, our general and administrative expenses increased by $0.36 million to $0.54 million, from $0.18 million for the same period in 2009. The increase was because MenQ China’s factory in Zhongshan commenced operations in May 2009.

Research and Development Expenses. In the six months ended June 30, 2010, our research and development expenses decreased by $0.53 million, to $0.07 million, from $0.6 million for the same period in 2009. The decrease was because the Company devoted resources in 2009 to develop the education programs . Fewer resources were required in the 2010 period to further develop these programs.

Income Before Income Taxes. Our income before income taxes decreased by $2.19 million, or 60%, to $1.46 million in the six months ended June 30, 2010, from $3.65 million for the same period in 2009, primarily due to the increase in selling expense.

Net Income. In the six months ended June 30, 2010, we generated a net income of $1.13 million, a decrease of $1.91 million, or 63%, from $3.04 million for the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $320,496, being cash on hand and bank deposits. The following table provides detailed information about our net cash flow for financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations.

Cash Flow Summary (Amounts expressed in U.S. dollar) (Unaudited)

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$260,079	$3,335,633
Net cash used in investing activities	(74,643)	(340,049)
Net cash used in financing activities	(201,653)	(3,005,749)
Effects of foreign currency translation	(14,831)	(226)
Net decrease in cash and cash equivalents	(31,048)	(10,391)
Cash and cash equivalents at beginning of period	351,544	440,000
Cash and cash equivalents at end of period	$320,496	$429,609

Operating activities

Net cash provided by operating activities was approximately $0.26 million for the six months ended June 30, 2010 which was mainly attributable to a $1.13 million net income offset by a cash outflow of $1.06 million due to increase in net current assets (excluding due to related parties).

Investing activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and intangible assets.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $0.07 million, primarily a result of payments to acquire property, plant and the equipment and intangible assets in MenQ China.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was approximately $0.2 million which was mainly attributable to the advances from related parties of $0.84 million and repayment to related parties of $1 million in the six months ended June 30, 2010.

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

Obligations under Material Contracts

On May 20, 2009, we entered into a partnership agreement with Beijing Normal University. Pursuant to the partnership agreement, we are required to pay no less than RMB 1 million (approximately USD$147,000) per year to Beijing Normal University for research and development purposes. We were required to pay RMB 300,000 (approximately USD$44,200) within 15 working days after the establishment of the IT Applied in Education Institute and are required pay the remaining amount in no less than RMB 150,000 (approximately USD$22,060) increments every three months. This agreement is for a term of three years. On August 2, 2009, we entered into a supplemental agreement with Beijing Normal University, pursuant to which we agreed to share 50% of the net profits from our sale of jointly researched and developed products under the partnership agreement.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in education solutions industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our revenue stream is not currently affected by seasonality, since our ELPs and ICSPs are newly launched. However, we may experience seasonal fluctuations in our revenue in some regions in the PRC in the near future as parents and students tend to make purchases for schooling items prior to or at the beginning of each school year in August and September.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the period ended June 30, 2010 which sale was not previous disclosed in a current report on Form 8-K filed during that period.

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

CHINA INTERACTIVE EDUCATION, INC.

Dated: August 19, 2010	/s/ Ruofei Chen
Ruofei Chen
Chief Executive Officer

Dated: August 19, 2010	/s/ Ting Pong Cheung
Ting Pong Cheung
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.