Form 10-Q
period 2010-09-30
China Interactive Education, Inc.
filed 2010-11-19
CIK 1363294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-134287

CHINA INTERACTIVE EDUCATION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0643339
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Block C, Zhennan Road, South District
Zhongshan City, Guangdong Province
People's Republic of China
(Address of principal executive offices, Zip Code)

(86) 0760-28198888
(Registrant's telephone number, including area code)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 18, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	65,000,000

CHINA INTERACTIVE EDUCATION, INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2010

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$287,603	$351,544
Accounts receivable, net of allowance of $729,515 and $nil as of September 30, 2010 and December 31, 2009 respectively	14,434,663	11,006,809
Inventories	3,701,857	1,152,365
Deposits, prepayments and other receivables	813,392	656,236
Total current assets	19,237,515	13,166,954
Property, plant and equipment, net	418,638	402,897
Intangible assets, net	430,492	581,604
Total assets	$20,086,645	$14,151,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and notes payable	$2,104,055	$4,687,232
Other payables and accrued expenses	381,829	160,449
Advances from customers	1,058,057	255,852
Value added and other taxes payable	5,662,063	1,737,623
Income tax payable	1,498,551	742,937
Due to related parties	635,880	1,357,954
Total current liabilities	11,340,435	8,942,047
Total liabilities	11,340,435	8,942,047

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 65,000,000 and 65,000,000 shares issued and outstanding	65,000	65,000
Additional paid-in capital	1,128,000	1,128,000
Statutory reserves	87,884	87,884
Retained earnings	6,828,919	3,540,507
Accumulated other comprehensive income	636,407	388,017
Total shareholders' equity	8,746,210	5,209,408
Total liabilities and shareholders' equity	$20,086,645	$14,151,455

See accompanying notes to condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$11,575,873	$5,346,732	$26,513,846	$12,044,200

Cost of revenue	(8,079,116)	(1,517,543)	(18,641,855)	(3,722,084)

Gross profit	3,496,757	3,829,189	7,871,991	8,322,116
Operating expenses:
Selling expenses	(282,388)	(55,950)	(2,579,748)	(112,081)
General and administrative expenses	(415,781)	(157,948)	(960,347)	(339,460)
Research and development expenses	(36,726)	(139,581)	(110,177)	(742,429)

	(734,895)	(353,479)	(3,650,272)	(1,193,970)

Income from operations	2,761,862	3,475,710	4,221,719	7,128,146
Other income	23,150	268	23,238	464

Income before income taxes	2,785,012	3,475,978	4,244,957	7,128,610

Income taxes	(628,476)	(512,807)	(956,545)	(1,124,267)

Net income	2,156,536	2,963,171	3,288,412	6,004,343
Other comprehensive income:
Foreign currency translation adjustment	206,579	275,372	248,390	59,179

Total comprehensive income	$2,363,115	$3,238,543	$3,536,802	$6,063,522

Weighted average number of shares:
- Basic and diluted	65,000,000	60,400,000	65,000,000	60,400,000
Earnings per common share
- Basic and diluted	$0.03	$0.05	$0.05	$0.10

See accompanying notes to condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS EXCEPT FOR NUMBER OF SHARE)

						Accumulated
			Additional			other
	Common stock		paid-in	Statutory	Retained	comprehensive
	Shares	Amount	capital	reserves	earnings	income	Total

Balance, December 31, 2009	65,000,000	$65,000	$1,128,000	$87,884	$3,540,507	$388,017	$5,209,408
Net income for the period	-	-	-	-	3,288,412	-	3,288,412
Foreign currency translation adjustment	-	-	-	-	-	248,390	248,390

Balance, September 30, 2010 (Unaudited)	65,000,000	$65,000	$1,128,000	$87,884	$6,828,919	$636,407	$8,746,210

See accompanying notes to condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$3,288,412	$6,004,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment	75,320	8,107
Amortization of intangible assets	165,579	164,357
Allowance for doubtful debts	718,145	-
Increase in assets :
Accounts receivable	(3,864,810)	(1,221,588)
Inventories	(2,488,411)	(462,802)
Deposits, prepayments and other receivables	(143,219)	(369,645)
Increase (decrease) in liabilities :
Accounts and notes payable	(2,626,932)	1,416,305
Other payables and accrued expenses	217,365	4,512
Advances from customers	789,684	193,468
Value added and other taxes payable	3,830,828	43,507
Income tax payable	729,822	139,298
Net cash provided by operating activities	691,783	5,919,862

Cash flows from investing activities :
Purchase of property, plant and equipment	(83,541)	(218,396)
Purchase of intangible assets	(5,962)	-
Advance to related company	-	130,914
Net cash used in investing activities	(89,503)	(87,482)

Cash flows from financing activities:
Advance from related parties	183,558	145,240
Repayment to related parties	(916,425)	(6,317,534)
Net cash used in financing activities	(732,867)	(6,172,294)

Effect of foreign currency translation	66,646	1,062

Net decrease in cash and cash equivalents	(63,941)	(338,852)

Cash and cash equivalents, beginning of period	351,544	440,000

Cash and cash equivalents, end of period	$287,603	$101,148
Supplemental disclosure information
Income taxes paid	$113,038	$-

See accompanying notes to the condensed consolidated financial statements.

CHINA INTERACTIVE EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

China Interactive Education, Inc. ("CIE" or the "Company") was incorporated in the State of Delaware as Find the World Interactive, Inc., on August 28, 2000 for the purpose of developing online internet community portals. On December 4, 2009, the Company changed its legal domicile from Delaware to Nevada by merging into a wholly-owned subsidiary, China Interactive Education, Inc., which the Company established in the State of Nevada for the sole purpose of effecting the change of domicile to Nevada, which the Company deeded to be a more favorable jurisdiction with a respectable body of corporate law and no state income tax. China Interactive Education, Inc. was the surviving entity after the merger thereby changing the Company's name from Find the World Interactive, Inc. to China Interactive Education, Inc. On December 11, 2009, the Company completed a reverse acquisition of MenQ Technology Group Limited ("MenQ"), a British Virgin Islands ("BVI") limited company and its subsidiaries, discussed in more detail under the "Reverse Acquisition" heading below.

On September 21, 2010, MenQ established Guangzhou Research Institute of Collaborative Education Science and Technology ("CEST") a private non-enterprise entity in China. Its principal activities are research, development and promotion of education and technology applications.

As of September 30, 2010, the Company had the following direct and indirect subsidiaries:

Place and date of
Subsidiaries' names	incorporation	Paid-up capital	Principal activities

MenQ Technology Group Limited (“MenQ”)	British Virgin Islands (“BVI”) July 2, 2009	$50,000	Intermediate holding company
Wisegate International Limited (“Wisegate”)	British Virgin Islands (“BVI”) May 30, 2007	$50,000	Licensing of a patent of a Global Positioning Systems (GPS) technology and as an intermediate holding company
MenQ International Limited (“MenQ HK”)	Hong Kong July 28, 2006	HK$10,000	Development and sales of electronic products
Clever Aim Development Limited (“Clever Aim”)	Hong Kong August 3, 2009	HK$10,000	Intermediate holding company
MenQ Technology Limited (“MenQ China”)	People's Republic of China (“PRC”) December 25, 2008	RMB1,000,000	Development and sales of electronic products
Guangzhou Research Institute of Collaborative Education Science and Technology (“CEST”)	People's Republic of China (“PRC”) September 21, 2010	RMB500,000	Research and development of education and technology applications

Reverse Acquisition

On December 11, 2009, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 60,400,000 shares of the Company, to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ (the “Share Exchange”). Immediately following the Share Exchange, the shareholder of MenQ owned approximately 92.9% of the Company's total issued and outstanding share capital on an as-if converted and fully-diluted basis.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby MenQ is deemed to be the accounting acquirer and the Company to be the accounting acquiree. The financial statements before the date of Share Exchange are those of MenQ with the results of the Company being consolidated from the date of Share Exchange. The equity section and the earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

MenQ is a company incorporated with limited liability on July 2, 2009 in the British Virgin Islands, as Mighty Genius Holdings Limited, with a registered and paid up capital of $50,000. On September 8, 2009, the Company changed its name to MenQ Technology Group Limited.

MenQ has not carried out any substantive operations of its own except for investment holding. Through its wholly-owned subsidiaries, MenQ primarily engages in the development and sales of electronic products based on a computer programming technology.

Since their incorporation, 100% of the equity interests in Wisegate and Clever Aim have always been held by MenQ.

Restructuring

On September 7, 2009, pursuant to a restructuring plan ("Restructuring"), MenQ through Wisegate, acquired 100% equity interests in MenQ HK from Mr. Chen Ruofei and another minority shareholder, who are both PRC residents.

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

On September 21, 2009, as part of the Restructuring, Mr. Chen Ruofei, Mr. Chen Tiannan and other minority shareholders (the "MenQ HK and MenQ China Founders") through Future Billion Limited ("Future Billion", a company incorporated in the BVI, established and controlled by the MenQ HK and MenQ China Founders), entered into an option agreement (the "Option Agreement") with Mr. Liu Hai Qi (the "Granter," the sole legal shareholder and director of MenQ).

Pursuant to the Option Agreement, Future Billion obtained the right and option to acquire all outstanding shares ("Option Shares") in MenQ at an exercise price of $1 per share during the exercise period of five years commencing on the ninetieth day after the effectiveness of a registration statement under the Securities Act to be filed by a United States public reporting shell company, with which MenQ intends to enter into a share exchange agreement for the purposes of a reverse merger with that shell company.

Pursuant to the Option Agreement, the Granter further agrees, among others, that throughout the exercise period of the Option Agreement, without the prior written approval of Future Billion:

(i) he will not increase the number of authorized shares of the MenQ's common stock;
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

The primary purpose of the Option Agreement is to enable the MenQ HK and MenQ China Founders to reacquire ultimate controlling legal ownership of MenQ HK and MenQ China in compliance with PRC regulatory requirements.

During and after the Restructuring, there has been no change to the composition of the board of directors of MenQ HK and MenQ China. The boards of directors of MenQ HK and MenQ China have continued to comprise representatives of the MenQ HK and MenQ China Founders. Therefore, MenQ HK and MenQ China are still under the operating and management control of the MenQ HK and MenQ China Founders. As a result of the Option Agreement, the MenQ HK and MenQ China Founders, through Future Billion, continue to bear the residual risks and rewards relating to MenQ HK and MenQ China. As a result, the Restructuring has been accounted for as a recapitalization of MenQ HK and MenQ China with no adjustment to the historical basis of their assets and liabilities. The Restructuring has been accounted for using the "as if" pooling method of accounting and the operations were consolidated as if the Restructuring had occurred as of the beginning of the earliest period presented and the current corporate structure had been in existence throughout the periods covered by these financial statements.

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

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

Revenue from providing technology development services and granting the technology patent right to its customer is recognized net of sales discounts and returns and business taxes once the services have been rendered to its customers and the Company has the right to receive the income. Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers. The price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returned to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

The Company expenses advertising and promotion costs as incurred. During the nine months ended September 30, 2010, advertising and promotion expenses amounted to $1,668,111, among which $1,626,499 and $41,612 were charged as selling expenses and general and administrative expenses, respectively. During the nine months ended September 30, 2009, advertising and promotion expenses amounted to $91,936 and were charged as selling expenses.

Shipping and handling cost

Technological products sold by the Company are normally collected by customers at the Company's premises. During the nine-month periods ended September 30, 2010 and 2009, shipping and handling costs were insignificant.

Foreign Currency

The Company uses the United States dollars (“U.S. Dollars” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HK$”), being the lawful currency in the PRC and Hong Kong. Assets and liabilities are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company's financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:-

	As of September 30, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.7011	US$1=RMB6.8282
	US$1=HK$7.7905	US$1=HK$7.7850

	Three months ended September 30,
	2010	2009
Items in the statements of operations and cash flows	US$1=RMB6.7713	US$1= RMB6.8310
	US$1=HK$7.7823	US$1=HK$7.7651

	Nine months ended September 30,
	2010	2009
Items in the statements of operations and cash flows	US$1=RMB6.8072	US$1= RMB6.8322
	US$1=HK$7.7878	US$1=HK$7.7803

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. Any significant revaluation of RMB may materially affect the Company's financial condition in terms of U.S. dollar reporting.

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

There were no assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2010 and December 31, 2009.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company's condensed consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company's results of operations or financial position, but did require changes to the Company's disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In May 2010, the FASB issued ASU 2010-19, “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this ASU are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material impact on the Company's condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amended Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosure and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of end of a reporting period are effective for interim and annual reporting periods ending or after December 15, 2010. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's condensed consolidated financial statements upon adoption.

NOTE 3 ACCOUNTS RECEIVABLE, NET

	September 30,	December 31,
	2010	2009
	(Unaudited)

Accounts receivable	$15,164,178	$11,006,809
Less: Allowance for doubtful accounts	(729,515)	-

Accounts receivable, net	$14,434,663	$11,006,809

NOTE 4 INVENTORIES

	September 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$226,369	$566,125
Work in progress	255,953	246,152
Finished goods	3,219,535	340,088

Total	$3,701,857	$1,152,365

NOTE 5 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	September 30,	December 31,
	2010	2009
	(Unaudited)

Purchase deposits	550,392	536,364
Prepaid for operating expenses	157,869	67,272
Other receivables, net of $nil allowance	105,131	52,600

Total	$813,392	$656,236

NOTE 6 PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2010	2009
	(Unaudited)

Furniture, fixtures and equipment	$48,007	$59,058
Leasehold improvement	166,790	132,479
Motor vehicles	217,357	151,729
Plant and machinery	102,114	98,582

Total cost	534,268	441,848
Less: Accumulated depreciation and amortization	(115,630)	(38,951)

Net	$418,638	$402,897

Depreciation expenses in aggregate for the nine-month periods ended September 30, 2010 and 2009 were $75,320 and $8,107 respectively.

NOTE 7 INTANGIBLE ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Exclusive rights to computer programming technology	$1,123,212	$1,096,361
Less: Accumulated amortization	(692,720)	(514,757)

Net	$430,492	$581,604

Each of the exclusive rights has a term of five years and relates to a computer programming technology under several patents based on which the Company develops its electronic products. These exclusive rights were acquired from Mr. Chen Ruofei (CEO and President of the Company) and Mr. Zhou Yi (a director of the Company).

Amortization expenses for the nine-month periods ended September 30, 2010 and 2009 were $165,579 and $164,357 respectively.

Estimated amortization expense of the intangible assets over the next two years will be approximately $220,772 per annum.

NOTE 8 INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

Wisegate is incorporated in the British Virgin Islands (“BVI”) and is, therefore, not subject to any income tax in the BVI. However, during the nine months ended September 30, 2009, Wisegate generated patent license fees and related service revenue from other subsidiaries of the Company which are PRC resident enterprises. According to the PRC Income Tax Law on Foreign Invested Enterprises and Foreign Enterprises, which was effective for periods before January 1, 2008, and the PRC Unified Enterprise Income Tax Law, which has been effective from January 1, 2008, Wisegate is generally subject to a withholding income tax at 20% on its patent license fees and on service revenue generated from PRC resident enterprises. As Wisegate has no permanent establishment within the PRC, it is allowed a reduced withholding income tax rate of 10% according to the relevant regulation on the implementation of the PRC income tax law.

MenQ HK and Clever Aim are Hong Kong-incorporated companies and are, therefore, subject to a Hong Kong profits tax of 16.5% on its income generated from Hong Kong.

MenQ China is a PRC-registered company is, therefore, subject to PRC income tax at 25% on its income generated from the PRC.

CEST is a PRC-registered private non-enterprise entity and is, therefore, subject to PRC income tax at 25% on its income generated from the PRC.

No provision for other taxes is made as the Company and MenQ do not have any taxable income in the U.S. or the British Virgin Islands.

NOTE 8 INCOME TAXES – Continued

The Company's income tax expense consisted of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$628,476	$512,807	$956,545	$1,124,267
Deferred	-	-	-	-

	$628,476	$512,807	$956,545	$1,124,267

Significant components of the net deferred tax assets were as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Allowance for doubtful debts	$182,379	$-
Less: Valuation allowance	(182,379)	-

Net deferred tax assets	$-	$-

As of September 30, 2010, a valuation allowance of $182,379 was provided for the deferred tax asset, due to the uncertainty of the allowance of the deductibility of doubtful debts by the tax authority.

A reconciliation of the provision for income taxes to the Company's effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-tax income from continuing operations	$2,785,012	$3,475,978	$4,244,957	$7,128,610

United States federal corporate income tax rate	35%	35%	35%	35%
Income tax expense computed at U.S. federal corporate income tax rate	974,754	1,216,592	1,485,735	2,495,014
Reconciling items:
Rate differential for PRC earnings	(277,441)	(507,407)	(576,278)	(1,036,325)
Non-deductible expenses	93,360	113,621	185,331	627,669
PRC tax concession on non- resident enterprises without permanent establishment in the PRC	(110,178)	(353,156)	(330,532)	(964,616)
Loss not recognized as deferred tax assets	-	-	179,536	-
Others	(52,019)	43,157	12,753	2,525

Income taxes	$628,476	512,807	$956,545	$1,124,267

As of September 30, 2010 and December 31, 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine-month periods ended September 30, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of September 30, 2010 and December 31, 2009.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years for the underpayment of taxes due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

NOTE 9 SHAREHOLDER'S EQUITY

On December 11, 2009, which was the date of the Share Exchange as set out in Note 1, the Company issued 60,400,000 shares of the Company, to the sole shareholder of MenQ in exchange for all the issued and outstanding shares of MenQ.

NOTE 10 STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company's PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve until such reserve reached 50% of registered capital of the Company's PRC subsidiaries. The statutory surplus reserve is non-distributable.

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

All per share data including earnings per share (EPS) has been retroactively restated to reflect the reverse acquisition on December 11, 2009 whereby the 60,400,000 shares of common stock issued by the Company (nominal acquirer) to the shareholder of MenQ (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented :

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$2,156,536	$2,963,171	$3,288,412	$6,004,343

Weighted average number of shares :
Basic and diluted	65,000,000	60,400,000	65,000,000	60,400,000

Net income per share :
Basic and diluted	$0.03	$0.05	$0.05	$0.10

NOTE 12 RELATED PARTY TRANSACTIONS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Amount due to related parties:

- Mr. Chen Ruofei (a)(b), director, Chief Executive Officer and President of the Company	$590,881	$255,318
- Mr. Chen Tiannam (a) (b), Chairman of the Company	28,347	1,037,266
- Mr. Lam Hak Kwun (a), former director	16,652	65,370

	$635,880	$1,357,954

(a)	The amounts are unsecured, non-interest bearing and without fixed repayment term.

(b)	Mr. Chan Ruofei and Mr. Chen Tiannam are also two major shareholders of Future Billion (see Note 1 for further details).

NOTE 13 COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments

In the normal course of business, the Company entered into operating lease agreements to rent office space and plant and equipment. The Company was obligated under operating leases requiring minimum rentals as of September 30, 2010 as follows:

(Unaudited)
Payable within:
- remainder of 2010	$80,757
- 2011	183,784
- 2012	31,622

Total minimum lease payments	$296,163

During the nine-month periods ended September 30, 2010 and 2009, rental expenses under operating leases amounted to $148,604 and $32,780 respectively.

Commitments pursuant to a partnership agreement

On May 20, 2009, the Company entered into a three-year term partnership agreement with Beijing Normal University for research and development purposes. Under the partnership agreement, the Company is obligated to pay annually until May 2012, the research and development expense incurred by the partnership of up to approximately $149,000. On August 2, 2009, the Company entered into a supplemental agreement with Beijing Normal University, pursuant to which the Company agreed to share 50% of the net profits from its sale of jointly researched and developed products under the partnership agreement.

NOTE 14 CONCENTRATION OF RISKS

Credit risk

As of September 30, 2010 and December 31, 2009, approximately 96% of the Company's cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2010, four customers accounted for 23%, 19%, 13% and 12% of the Company's revenue. Except as disclosed, no other single customer accounted for more than 10% of the Company's revenue for the nine-month periods ended September 30, 2010 and 2009.

As of September 30, 2010, three customers accounted for 30%, 17%, and 12% of total accounts receivable of the Company. As of December 31, 2009, three customers accounted for 46%, 25% and 21% of total accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company's accounts receivable as of September 30, 2010 and December 31, 2009.

For the nine months ended September 30, 2010, three vendors accounted for 30%, 18% and 16% of the Company's purchase. For the nine months ended September 30, 2009, one vendor accounted for 12% of the Company's purchase. Except as disclosed, no other single supplier accounted for more than 10% of the Company's purchase for the nine-month periods ended September 30, 2010 and 2009.

As of September 30, 2010, four vendors accounted for 19%, 10%, 10% and 10% of total accounts payable of the Company. As of December 31, 2009, only one vendor accounted for 87% of total account payable of the Company. Except as disclosed, no other supplier accounted for 10% or more of the Company's accounts payable as of September 30, 2010 and December 31, 2009.

Currency convertibility risk

Substantially all of the Company's businesses are transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other regulatory institutions requires submitting a payment application form together with supplier invoices, shipping documents and signed contracts. These requirements imposed by the PRC government authorities may restrict the ability of the Company's PRC subsidiaries to transfer funds to the parent through loans, advances or cash dividends.

NOTE 15 SEGMENT DATA

The Company believes that throughout the nine-month periods ended September 30, 2010 and 2009, it operated in one operating segment – development and sale of electronic products based on a computer programming technology.

The following table sets out the analysis of the Company's revenue by products and services.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers:
Interactive classroom solutions products	$8,308,355	$-	$16,168,144	$-
Electronic learning products	3,264,699	-	10,082,055	-
Licensing of patent and related technology development services	-	2,863,390	-	9,163,847
Other electronic products	2,819	2,483,342	263,647	2,880,353

Total	$11,575,873	$5,346,732	$26,513,846	$12,044,200

The following table sets out the analysis of the Company's revenue by customers located in different geographical areas.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers:
PRC	$11,573,054	$4,862,907	$26,250,199	$11,163,364
Other countries	2,819	483,825	263,647	880,836

Total	$11,575,873	$5,346,732	$26,513,846	$12,044,200

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” or “the Company” are to the combined business of China Interactive Education, Inc., a Nevada corporation, and its consolidated subsidiaries, MenQ BVI, Wisegate, Clever Aim, MenQ HK, MenQ China and CEST;

  “MenQ” are to MenQ Technology Group Limited, a BVI limited company;

  “Wisegate” are to Wisegate International Limited, a BVI limited company;

  “Clever Aim” are to Clever Aim Development Limited, a Hong Kong limited company;

  “MenQ HK” are to MenQ International Limited, a Hong Kong limited company;

  “MenQ China” are to MenQ Technology Limited, a PRC limited company;

  “CEST” are to the Guangzhou Research Institute of Collaborative Education Science and Technology, a PRC private non-enterprise entity;

  “BVI” are to the British Virgin Islands;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People's Republic of China;

  “PRC,” “China,” and “Chinese,” are to the People's Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

Through our Hong Kong and PRC subsidiaries, we are an education solutions company that provides new era educational concepts, equipment and products to educational institutions including elementary, middle and high schools, professional training schools, and to individual students in China. Our principal businesses include (1) the provision of new era e-classroom and e-library solutions and (2) the distribution of computer based educational learning products embedded with Beijing Normal University's educational materials in computer programs and with self developed wireless technology. We also engage in the design and manufacture of Global Positioning Systems, or GPS, products via original design manufacturers and original equipment manufacturers based on self-developed technology.

We have a joint strategic partnership with Beijing Normal University, a 100 year-old top teaching university in China, in which we cooperate in the development of various aspects of IT applied in education. As a result of this collaboration, we founded the IT Applied in Education Institute in May, 2009 to conduct joint research and development of cutting edge interactive education methodologies and content, applying computer and internet technologies for use in education. The IT Applied in Education Institute focuses on the computerization of education systems and the digitization of supplemental study systems, including, but not limited to: (a) cost effective mini intelligent terminals and software suitable for access of high-speed 3G wireless networks; (b) terminals with embedded educational software platforms; (c) virtual experiment labs and sensor-based lab networks; and (d) specific internet service platforms for teachers and students. Under the partnership agreement, Beijing Normal University has authorized us to exclusively promote and distribute our jointly researched and developed products. We share the right to use such products, and we share 50% of the net profits from our sale of our jointly researched and developed products.

On September 21, 2010, MenQ established Guangzhou Research Institute of Collaborative Education Science and Technology (CEST), a private non-enterprise entity, in Guangzhou, China, with a registered capital of RMB 500,000 (approximately $74,615), which has been fully paid up by MenQ China. CEST was established to engage in the research, development and promotion of education and technology applications. On October 10, 2010, we entered into separate consultancy agreements with a group of six professors pursuant to which, we are obligated to pay them anaggregate fee of approximately $3,670 per month as consideration for providing advisory services to CEST. The agreements are for an undefined term, however, either party may terminate an agreement by giving one months' notice to the other party. The agreements also contain a provision prohibiting the professors from working with any of the Company's competitors for a period of one year following termination of their respective agreements.

A majority of our revenues are derived from (1) sales of comprehensive sets of educational learning products and sales of interactive classroom solutions products and (2) development fees from customers for providing educational content in computer programs. In the past, the majority of our revenue was generated from distributing our self-developed technologies in GPS and education products to overseas customers. Starting from 2009, we have been shifting our focus to the education market in the PRC.

Our executive offices are located in southern China, in the City of Zhongshan in Guangdong Province and our sales offices are located in the Shenzhen Special Economic Zone and City of Guangzhou in Guangdong Province. In addition, we have relationships with several sales agents who market our products across China. Our customers are spread across China, but are primarily located in the coastal metropolitan regions including Guangzhou, Zhongshan and Beijing.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter:

  Revenue: Revenue increased $6.23 million, or 117%, to $11.58 million for the three months ended September 30, 2010, from $5.35 million for the same period in 2009.

  Income from operations: Income from operations decreased $0.71 million, or 21%, to $2.76 million for the three months ended September 30, 2010, from $3.48 million for the same period in 2009.

  Net income: Net income decreased $0.8 million, or 27%, to $2.16 million for the three months ended September 30, 2010, from $2.96 million for the same period in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.03 for the three months ended September 30, 2010, as compared to $0.05 for the same period in 2009.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	(unaudited)		(unaudited)
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue
Revenue	$11,575,873	100%	$5,346,732	100%
Cost of revenue	(8,079,116)	70%	(1,517,543)	28%
Gross profit	3,496,757	30%	3,829,189	72%
Operating expenses
Selling expenses	(282,388)	2%	(55,950)	1%
General and administrative expenses	(415,781)	4%	(157,948)	3%
Research and development expenses	(36,726)	0%	(139,581)	3%
Total operating expenses	(734,895)	6%	(353,479)	7%
Income from operations	2,761,862	24%	3,475,710	65%
Other income	23,150	0%	268	0%
Income before income taxes	2,785,012	24%	3,475,978	65%
Income taxes	(628,476)	5%	(512,807)	10%
Net income	2,156,536	19%	2,963,171	55%
Foreign currency translation adjustment	206,579	2%	275,372	5%
Total comprehensive income	$2,363,115	20%	$3,238,543	60%

Revenue. Our sales revenue increased to $11.58 million in the three months ended September 30, 2010, from $5.35 million for the same period in 2009, representing a 117% increase. During the 2010 period, we changed our principal business from the licensing of patent rights and provision of related technology development services to the sale of educational learning products and interactive classroom solutions products under our own "Five Best Students" brand. During the three months ended September 30, 2010, sales of education learning products and interactive classroom solutions products accounted for 28% and 72% of our revenue, respectively. The increase in revenue was mainly due to the sale of our educational learning products which was attributable to the advertising and promotion efforts of the Company to promote the new business for the three months ended September 30, 2010. During the three months ended September 30, 2010, advertising and promotion expenses amounted to $142,707 while only $37,231 was spent for advertising and promotion for the same period last year.

Cost of revenue. Our cost of revenue increased by $6.56 million, or 432%, to $8.08 million in the three months ended September 30, 2010, from $1.52 million for the same period in 2009. The cost of sales per sales ratio changed from 28% to 70% for the three months ended September 30, 2009 and 2010, respectively. The increase in cost of revenue represents the differences between the cost structure of licensing revenue and product revenue, in connection with our change of business noted above. The cost of manufacturing interactive classroom solution products and electronic learning products, in particular the hardware and related equipment, is higher than the cost of providing licensing of patent and related technology development services.

Gross profit. Our gross profit decreased by $0.33 million, or 9%, to $3.5 million in the three months ended September 30, 2010, from $3.83 million for the same period in 2009. Gross profit as a percentage of net revenue was 30% and 72% for the three-month periods ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin was due to our change of business as noted above. In the three months ended September 30, 2009, our patent licensing and technology development services business had a gross margin of 72%. In the same period in 2010, our educational learning products and interactive classroom solutions products had gross margins of 24% and 32%, respectively.

Selling expenses. In the three months ended September 30, 2010, our selling expenses increased by $0.23 million, or 405%, to $0.28 million, from $0.06 million for the same period in 2009. During the 2010 period, we incurred expenses related to our marketing campaign for our change in business and in the build up of our own "Five Best Students" brand. The cost of advertisement and consultant fees related to brand building in the third quarter of 2010 totaled approximately $0.14 million.

General and administrative expenses. In the three months ended September 30, 2010, our general and administrative expenses increased by $0.26 million, or 163%, to $0.42 million from $0.16 million for the same period in 2009. Such increase was due to increased legal and professional fees in connection with our status as a public company.

Research and development expenses. In the three months ended September 30, 2010, our research and development expenses decreased by $0.1 million, or 74%, to $0.04 million from $0.14 million for the same period in 2009. Such decrease was because we devoted more resources in 2009 to developing educational products and fewer resources were required in the 2010 period to further develop these products.

Income before income taxes. Our income before income taxes decreased by $0.69 million, or 20%, to $2.79 million in the three months ended September 30, 2010, from $3.48 million for the same period in 2009, resulting from the decrease in our income from operations for reasons stated above.

Net income. In the three months ended September 30, 2010, we generated a net income of $2.16 million, a decrease of $0.81 million, or 27%, from $2.96 million for the same period in 2009, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	(unaudited)		(unaudited)
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue
Revenue	$26,513,846	100%	$12,044,200	100%
Cost of revenue	(18,641,855)	70%	(3,722,084)	31%
Gross profit	7,871,991	30%	8,322,116	69%
Operating expenses
Selling expenses	(2,579,748)	10%	(112,081)	1%
General and administrative expenses	(960,347)	4%	(339,460)	3%
Research and development expenses	(110,177)	0%	(742,429)	6%
Total operating expenses	(3,650,272)	14%	(1,193,970)	10%
Income from operations	4,221,719	16%	7,128,146	59%
Other income	23,238	0%	464	0%
Income before income taxes	4,244,957	16%	7,128,610	59%
Income taxes	(956,545)	4%	(1,124,267)	9%
Net income	3,288,412	12%	6,004,343	50%
Foreign currency translation adjustment	248,390	1%	59,179	0%
Total comprehensive income	$3,536,802	13%	$6,063,522	50%

Revenue. Our sales revenue increased to $26.51 million in the nine months ended September 30, 2010, from $12.04 million for the same period in 2009, representing a 120% increase. During the 2010 period, we changed our principal business from the licensing of patent rights and provision of related technology development services to the sale of educational learning products and interactive classroom solutions products under our own "Five Best Students" brand. During the nine months ended September 30, 2010, sales of education learning products and interactive classroom solutions products accounted for 38% and 61% of our revenue, respectively. The increase in revenue was mainly due to the sale of our educational learning products which was attributable to the advertising and promotion efforts of the Company to promote the new business for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, advertising and promotion expenses amounted to $1,668,111 while only $91,936 was spent for advertising and promotion for the same period last year.

Cost of revenue. Our cost of revenue increased by $14.92 million, or 401%, to $18.64 million in the nine months ended September 30, 2010, from $3.72 million for the same period in 2009. The cost of revenue per sales ratio changed from 31% to 70% for the nine months ended September 30, 2009 and 2010, respectively. The increase in cost of revenue represents the differences between the cost structure of licensing revenue and product revenue, in connection with our change of business noted above. The cost of manufacturing interactive classroom solution products and electronic learning products, in particular the hardware and related equipment, is higher than the cost of providing licensing of patent and related technology development services.

Gross profit. Our gross profit decreased by $0.45 million, or 5%, to $7.87 million in the nine months ended September 30, 2010, from $8.32 million for the same period in 2009. Gross profit as a percentage of net revenue was 30% and 69% for the nine-month periods ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin was due to our change of business as noted above. In the nine months ended September 30, 2009, our patent licensing and technology development services business had a gross margin of 69%. In the same period in 2010, our educational learning products and interactive classroom solutions products had gross margins of 32% and 28%, respectively.

Selling expenses. In the nine months ended September 30, 2010, our selling expenses increased by $2.47 million, or 2202%, to $2.58 million, from $0.11 million for the same period in 2009. During the 2010 period, we incurred expenses related to our marketing campaign for our change in business and in the build up of our own "Five Best Students" brand. The cost of advertisement and consultant fees related to brand building in the nine months ended September 30, 2010 totaled approximately $1.67 million.

General and administrative expenses. In the nine months ended September 30, 2010, our general and administrative expenses increased by $0.62 million, or 183%, to $0.96 million, from $0.34 million for the same period in 2009. The increase was primarily attributable to additional expenses related to the commencement of operations at MenQ China's factory in Zhongshan in May 2009.

Research and development expenses. In the nine months ended September 30, 2010, our research and development expenses decreased by $0.63 million, or 85%, to $0.11 million, from $0.74 million for the same period in 2009. Such decrease was due to our devotion of more resources in 2009 to develop educational products such that fewer resources were required in the 2010 period to further develop these products.

Income before income taxes. Our income before income taxes decreased by $2.88 million, or 40%, to $4.25 million in the nine months ended September 30, 2010, from $7.13 million for the same period in 2009, primarily due to the increase in selling expenses.

Net income. In the nine months ended September 30, 2010, we generated a net income of $3.29 million, a decrease of $2.72 million, or 45%, from $6 million for the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $287,603, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in U.S. dollars)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Net cash provided by operating activities	$691,783	$5,919,862
Net cash used in investing activities	(89,503)	(87,482)
Net cash used in financing activities	(732,867)	(6,172,294)
Effects of foreign currency translation	66,646	1,062
Net decrease in cash and cash equivalents	(63,941)	(338,852)
Cash and cash equivalents at beginning of the period	351,544	440,000
Cash and cash equivalent at end of the period	$287,603	$101,148

Operating Activities

Net cash provided by operating activities was $0.69 million for the nine months ended September 30, 2010, as compared to $5.92 million net cash provided by operating activities for the same period in 2009. Net cash provided by operating activities during the nine months ended September 30, 2010 was primarily due to a $3.29 million net income offset by a cash outflow of $2.60 million due to increase in net current assets (excluding due to related parties).

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and intangible assets.

Net cash used in investing activities was $0.09 million for the nine months ended September 30, 2010, as compared to $0.09 million net cash used in investing activities for the same period in 2009.

Financing Activities

Net cash used in financing activities was $0.73 million for the nine months ended September 30, 2010, as compared to $6.17 million net cash used in financing activities for the same period in 2009. Net cash used in financing activities was primarily due to repayment to related parties.

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

Obligations Under Material Contracts

On May 20, 2009, we entered into a partnership agreement with Beijing Normal University. Pursuant to the partnership agreement, we are required to pay at least RMB 1 million (approximately $149,000) per year to Beijing Normal University for research and development purposes. We were required to pay RMB 300,000 (approximately $44,769) within 15 working days after the establishment of the IT Applied in Education Institute and are required pay the remaining amount in at least RMB 150,000 (approximately $22,384) increments every three months for the three-year term of the agreement. On August 2, 2009, we entered into a supplemental agreement with Beijing Normal University, pursuant to which we agreed to share 50% of the net profits from our sale of jointly researched and developed products under the partnership agreement.

In the normal course of business, the Company has entered into operating lease agreements to rent office space and plant and equipment. The Company was obligated under operating leases requiring minimum rentals as of September 30, 2010 as follows:

(Unaudited)
Payable within:
- remainder of 2010	$80,757
- 2011	183,784
- 2012	31,622

Total minimum lease payments	$296,163

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

Seasonality

Our revenue stream is not currently affected by seasonality, since our educational learning products and interactive classroom solutions products are newly launched. However, we may experience seasonal fluctuations in our revenue in some regions in the PRC in the near future as parents and students tend to make purchases for schooling items prior to or at the beginning of each school year in August and September.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Revenue from providing technology development services and granting the technology patent right to its customer is recognized net of sales discounts and returns and business taxes once the services have been rendered to its customers and the Company has the right to receive the income. Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers. The price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returned to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

The Company expenses advertising and promotion costs as incurred.

Shipping and handling cost

Technological products sold by the Company are normally collected by customers at the Company's premises.

Foreign Currency

The Company uses the United States dollars (“U.S. Dollars” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HK$”), being the lawful currency in the PRC and Hong Kong. Assets and liabilities are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company's financial statements are recorded as accumulated other comprehensive income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

On September 21, 2010, MenQ established Guangzhou Research Institute of Collaborative Education Science and Technology, or CEST, a private non-enterprise entity, in Guangzhou, China, with a registered capital of RMB 500,000 (approximately $74,615), which has been fully paid up by MenQ China. CEST was established to engage in the research, development and promotion of education and technology applications.

On October 10, 2010, we entered into separate consultancy agreements with a group of six professors, pursuant to which, we are obligated to pay them an aggregate fee of approximately $3,670 per month, as consideration for providing advisory services to CEST. The agreements are for an undefined term, however, either party may terminate an agreement by giving one months' notice to the other party. The agreements also contain a provision prohibiting the professors from working with any of the Company's competitors for a period of one year following termination of their respective agreements.

Except for the foregoing, we have no additional information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2010	CHINA INTERACTIVE EDUCATION, INC.

	By:	/s/ Ruofei Chen
Ruofei Chen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Hon Wan Chan
Hon Wan Chan, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)